Form 10-Q
period 1995-03-31
PARKER & PARSLEY 83-B LTD
filed 1995-05-10
CIK 743457

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _________ to _________

                   Commission File No. 2-81398B

                    PARKER & PARSLEY 83-B, LTD.
      (Exact name of Registrant as specified in its charter)

             Texas                             75-1907245
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)          Identification Number)

        303 West Wall, Suite 101
             Midland, Texas                         79701
(Address of principal executive offices)          (Zip code)

Registrant's Telephone Number, including area code: (915)683-4768

                            Not applicable
         (Former name, former address and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    /x/    No    / /

                        Page 1 of 13 pages.
                      There are no exhibits.

                       PARKER & PARSLEY 83-B, LTD.
                      (A Texas Limited Partnership)
                     PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                              BALANCE SHEETS
                                           March 31,    December 31,
                                             1995           1994
                                          -----------   ------------
                                          (Unaudited)
               ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of
  $154,584 at March 31 and $159,815
  at December 31                          $   154,834   $   160,065
 Accounts receivable - oil and gas sales      204,175       191,818
                                           ----------    ----------
     Total current assets                     359,009       351,883

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                    21,860,549    21,858,131
  Accumulated depletion                   (14,666,597)  (14,501,231)
                                           ----------    ----------
     Net oil and gas properties             7,193,952     7,356,900
                                           ----------    ----------
                                          $ 7,552,961   $ 7,708,783
                                           ==========    ==========
   LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate             $    81,428   $    60,643
Partners' capital:
 Limited partners (23,370 interests)        6,673,886     6,829,253
 General partners                             797,647       818,887
                                           ----------    ----------
                                            7,471,533     7,648,140
                                           ----------    ----------
                                          $ 7,552,961   $ 7,708,783
                                           ==========    ==========

    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 83-B, LTD.
                    (A Texas Limited Partnership)

                      STATEMENTS OF OPERATIONS
                             (Unaudited)

                                             Three months ended
                                                  March 31,
                                             1995          1994
                                          ----------    ----------
Revenues:
 Oil and gas sales                        $  468,955    $  432,037
 Interest income                               2,594         1,002
 Salvage income from equipment disposal       21,121            -
                                           ---------     ---------
     Total revenues                          492,670       433,039

Costs and expenses:
 Production costs                            277,577       267,082
 General and administrative expenses          14,063        16,198
 Depletion                                   165,366       215,466
 Abandoned property costs                     12,611            -
                                           ---------     ---------
     Total costs and expenses                469,617       498,746
                                           ---------     ---------
Net income (loss)                         $   23,053    $  (65,707)
                                           =========     =========
Allocation of net income (loss):
 General partners                         $   29,689    $   16,632
                                           =========     =========

 Limited partners                         $   (6,636)   $  (82,339)
                                           =========     =========
Net loss per limited partnership
 interest                                 $     (.28)   $    (3.52)
                                           =========     =========
Distributions per limited partnership
 interest                                 $     6.36    $     5.80
                                           =========     =========


  The financial information included herein has been prepared by management without audit by independent public accountants.

  The accompanying notes are an integral part of these statements.

                      PARKER & PARSLEY 83-B, LTD.
                     (A Texas Limited Partnership)

                    STATEMENTS OF PARTNERS' CAPITAL
                              (Unaudited)



                               General       Limited
                               partners      partners       Total
                             -----------   -----------   -----------

Balance at January 1, 1994   $   904,243   $ 7,549,449   $ 8,453,692

Distributions                    (38,339)     (135,546)     (173,885)

Net income (loss)                 16,632       (82,339)      (65,707)
                              ----------    ----------    ----------
Balance at March 31, 1994    $   882,536   $ 7,331,564   $ 8,214,100
                              ==========    ==========    ==========


Balance at January 1, 1995   $   818,887   $ 6,829,253   $ 7,648,140

Distributions                    (50,929)     (148,731)     (199,660)

Net income (loss)                 29,689        (6,636)       23,053
                              ----------    ----------    ----------
Balance at March 31, 1995    $   797,647   $ 6,673,886   $ 7,471,533
                              ==========    ==========    ==========











   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                      PARKER & PARSLEY 83-B, LTD.
                     (A Texas Limited Partnership)

                       STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                               Three months ended
                                                    March 31,
                                               1995          1994
                                            ----------    ----------
Cash flows from operating activities:
 Net income (loss)                          $   23,053    $  (65,707)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depletion                                   165,366       215,466
   Salvage income from equipment disposals     (21,121)           -
Changes in assets and liabilities:
 Increase in accounts receivable               (12,357)      (12,014)
 Increase in accounts payable                   20,785         8,224
                                             ---------     ---------
Net cash provided by operating activities      175,726       145,969

Cash flows from investing activities:
 Additions to oil and gas properties            (2,418)       (2,681)
 Proceeds from equipment disposals              21,121            -
                                             ---------     ---------
Net cash provided by (used in) investing
 activities                                     18,703        (2,681)

Cash flows from financing activities:
 Cash distributions to partners               (199,660)     (173,885)
                                             ---------     ---------
Net decrease in cash and cash
 equivalents                                    (5,231)      (30,597)
Cash and cash equivalents at beginning
 of period                                     160,065       125,409
                                             ---------     ---------
Cash and cash equivalents at end of period  $  154,834    $   94,812
                                             =========     =========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                        PARKER & PARSLEY 83-B, LTD.
                       (A Texas Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                               March 31, 1995
                                 (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of March 31, 1995 of Parker & Parsley 83-B, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 2.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner, Parker & Parsley Development L.P. ("PPDLP") (see Item 2). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993.
The limited partners received their distribution in 1993 of $11,250,167, or $481.39 per limited partnership interest.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registrant was formed September 27, 1983. The general partners of the Registrant at December 31, 1994 were Parker & Parsley Development Company ("PPDC") and P&P Employees 83-B, Ltd. ("EMPL"), a Texas limited partnership whose general partner was PPDC, and 1,523 limited partners. On January 1, 1995, PPDLP, a Texas limited partnership, became the managing general partner of the Registrant and EMPL, by acquiring the rights and assuming the obligations of PPDC. PPDC was merged into PPDLP on January 1, 1995. PPDLP's co-general partner is EMPL. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $23,370,000 representing 23,370 interests ($1,000 per interest).

Since its formation, the Registrant invested $23,478,098 in various prospects that were drilled in Texas. At March 31, 1995, the Registrant had 47 producing oil and gas wells; three wells were sold in 1994 and nine wells were plugged and abandoned due to unprofitable operations; one in 1985, one in 1987, two in 1989, one in 1990, two in 1991, one in 1993
and one in 1995. The Registrant received interests in eight additional wells in 1993 due to the Registrant's back-in after payout provisions.

Results of Operations

Revenues:

The Registrant's oil and gas revenues increased to $468,955 from $432,037 for the three months ended March 31, 1995 and 1994, respectively, an increase of 9%. The increase in revenues resulted from increases in the average prices received per barrel of oil and mcf of gas, offset by a 14% decrease in barrels of oil produced and sold and a 3% decrease in mcf of gas produced and sold. For the three months ended March 31, 1995, 20,252 barrels of oil were sold compared to 23,516 for the same period in 1994, a decrease of 3,264 barrels. For the three months ended March 31, 1995, 62,202 mcf of gas were sold compared to 64,313 for the same period in 1994, a decrease of 2,111 mcf. The volume decreases are primarily due to the decline characteristics of the Registrant's oil and gas wells. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased 28% from $13.44 for the three months ended March 31, 1994 to $17.24 for the same period in 1995 while the average price received per mcf of gas increased 7% from $1.80 for the three months ended March 31, 1994 to $1.93 for the same period in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1995.

Salvage income of $21,121 for the three months ended March 31, 1995 was derived from equipment credits received on one fully depleted well. There was no salvage income received for the same period in 1994.

Costs and Expenses:

Total costs and expenses decreased to $469,617 for the three months ended March 31, 1995 as compared to $498,746 for the same period in

1994, a decrease of $29,129, or 6%. This decrease was due to declines in depletion and general and administrative expenses ("G&A"), offset by increases in production costs and abandoned property costs.

Production costs were $277,577 for the three months ended March 31, 1995 and $267,082 for the same period in 1994 resulting in a $10,495 increase, or 4%. The increase was due to additional well repair and maintenance costs incurred in an effort to stimulate production and an increase in production taxes resulting from the increase in oil and gas revenue, offset by a decrease in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased 13% from $16,198 for the three months ended March 31, 1994 to $14,063 for the same period in 1995.

Depletion was $165,366 for the three months ended March 31, 1995 compared to $215,466 for the same period in 1994. This represented a decrease in depletion of $50,100, or 23%. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 3,264 barrels for the three months ended March 31, 1995 from the same period in 1994, while oil reserves of barrels were revised downward by 48,576 barrels, or 4%.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution in 1993 of $11,250,167, or $481.39 per limited partnership interest.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities:

Net cash provided by operating activities increased to $175,726 during the three months ended March 31, 1995, a 20% increase from the same period in 1994. This increase was due to an increase in oil and gas sales and a decline in G&A, offset by increases in production costs and abandoned property costs. The increase in oil and gas sales was due to increases in the average prices received per barrel of oil and mcf of gas, offset by decreases in barrels of oil and mcf of gas produced and sold. The decline in G&A was the result of less allocated expense by the managing general partner. The increase in production costs was attributable to additional well repair and maintenance costs.
Abandoned property costs increased during the three months ended March 31, 1995 due to an absence of abandonment activity for the same period in 1994.

Net Cash Provided by (Used in) Investing Activities:

The Registrant's principal investing activities for the three months ended March 31, 1995 was for repair and maintenance activity on various oil and gas properties.

Proceeds of $21,121 were received during the three months ended March 31, 1995 from equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities:

For the three months ended March 31, 1995, cash was sufficient for distributions to the partners of $199,660 of which $148,731 was distributed to the limited partners and $50,929 to the general partners. For the same period ended March 31, 1994, cash was sufficient for distributions to the partners of $173,885 of which $135,546 was distributed to the limited partners and $38,339 to the general partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.


                       PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution in 1993 of $11,250,167, or $481.39 per limited partnership interest.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - none

(b)  Reports on Form 8-K - none

                       PARKER & PARSLEY 83-B, LTD.
                      (A Texas Limited Partnership)



                           S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PARKER & PARSLEY 83-B, LTD.

Dated:  May 12, 1995        By: Parker & Parsley Development L.P.,
                                 Managing General Partner
                                By: Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner



                            By:  /s/ Steven L. Beal
                                --------------------------------------
                                    Steven L. Beal, Senior Vice
                                     President - Finance and
                                     Chief Financial Officer
                                     of PPUSA