Form 10-Q
period 1995-06-30
PARKER & PARSLEY 83-B LTD
filed 1995-08-10
CIK 743457

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _______ to _______

                    Commission File No. 2-81398B

                     PARKER & PARSLEY 83-B, LTD.
       (Exact name of Registrant as specified in its charter)

             Texas                              75-1907245
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)           Identification Number)

        303 West Wall, Suite 101,
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

                      Yes    /x/    No   / /

                        Page 1 of 15 pages.
                      There are no exhibits.

                     PARKER & PARSLEY 83-B, LTD.
                    (A Texas Limited Partnership)
                   PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
                            BALANCE SHEETS

                                          June 30,      December 31,
                                            1995            1994
                                        ------------    ------------
                                         (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
 interest bearing deposits of $226,530
 at June 30 and $159,815 at December 31 $    226,781    $    160,065
Accounts receivable - oil and gas sales      182,631         191,818
                                         -----------     -----------
     Total current assets                    409,412         351,883

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                   21,438,864      21,858,131
  Accumulated depletion                  (14,406,803)    (14,501,231)
                                         -----------     -----------
     Net oil and gas properties            7,032,061       7,356,900
                                         -----------     -----------
                                        $  7,441,473    $  7,708,783
                                         ===========     ===========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate           $     75,936    $     60,643

Partners' capital:
 Limited partners (23,370 interests)       6,569,247       6,829,253
 General partners                            796,290         818,887
                                         -----------     -----------
                                           7,365,537       7,648,140
                                         -----------     -----------
                                        $  7,441,473    $  7,708,783
                                         ===========     ===========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                         PARKER & PARSLEY 83-B, LTD.
                        (A Texas Limited Partnership)
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)

                         Three months ended        Six months ended
                              June 30,                  June 30,
                         1995         1994         1995         1994
                      ----------   ----------   ----------   ----------
Revenues:
 Oil and gas sales    $  489,533   $  497,241   $  958,488   $  929,278
 Interest income           3,416        1,332        6,010        2,334
 Salvage income on
  abandoned property      13,176           -        34,297           -
                       ---------    ---------    ---------    ---------
     Total revenues      506,125      498,573      998,795      931,612

Costs and expenses:
 Production costs        194,328      283,147      471,905      550,229
 General and adminis-
  trative expenses        16,530       14,890       30,593       31,088
 Depletion               162,929      138,651      328,295      354,117
 Abandoned property
  costs                    6,769           -        19,380           -
                       ---------    ---------    ---------    ---------
     Total costs and
      expenses           380,556      436,688      850,173      935,434
                       ---------    ---------    ---------    ---------
Net income (loss)     $  125,569   $   61,885   $  148,622   $   (3,822)
                       =========    =========    =========    =========
Allocation of net
 income (loss):
  General partners    $   54,933   $   36,270   $   84,622   $   52,902
                       =========    =========    =========    =========
  Limited partners    $   70,636   $   25,615   $   64,000   $  (56,724)
                       =========    =========    =========    =========
Net income (loss) per
 limited partnership
 interest             $     3.02   $     1.09   $     2.74   $    (2.43)
                       =========    =========    =========    =========
Distributions per limited
 partnership interest $     7.50   $     4.90   $    13.86   $    10.70
                       =========    =========    =========    =========
   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 83-B, LTD.
                    (A Texas Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL
                             (Unaudited)




                             General        Limited
                             partners       partners        Total
                           -----------    -----------    -----------

Balance at January 1, 1994 $   904,243    $ 7,549,449    $ 8,453,692

Distributions                  (76,786)      (250,114)      (326,900)

Net income (loss)               52,902        (56,724)        (3,822)
                            ----------     ----------     ----------
Balance at June 30, 1994   $   880,359    $ 7,242,611    $ 8,122,970
                            ==========     ==========     ==========


Balance at January 1, 1995 $   818,887    $ 6,829,253    $ 7,648,140

Distributions                 (107,219)      (324,006)      (431,225)

Net income                      84,622         64,000        148,622
                            ----------     ----------     ----------
Balance at June 30, 1995   $   796,290    $ 6,569,247    $ 7,365,537
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

                     PARKER & PARSLEY 83-B, LTD.
                    (A Texas Limited Partnership)
                      STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                Six months ended
                                                    June 30,
                                               1995          1994
                                            ----------    ----------
Cash flows from operating activities:
 Net income (loss)                          $  148,622   $   (3,822)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depletion                                   328,295       354,117
   Salvage income on abandoned property        (34,297)           -
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable     9,187       (39,928)
  Increase in accounts payable                  15,293        43,786
                                             ---------     ---------
     Net cash provided by operating
      activities                               467,100       354,153

Cash flows from investing activities:
 Additions to oil and gas properties            (3,456)       (1,874)
 Proceeds from equipment salvage on
  abandoned property                            34,297            -
                                             ---------     ---------
     Net cash provided by (used in)
      investing activities                      30,841        (1,874)

 Cash flows from financing activities:
  Cash distributions to partners              (431,225)     (326,900)
                                             ---------     ---------
Net increase in cash and cash
 equivalents                                    66,716        25,379
Cash and cash equivalents at beginning
 of period                                     160,065       125,409
                                             ---------     ---------
Cash and cash equivalents at end
 of period                                  $  226,781    $  150,788
                                             =========     =========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                       PARKER & PARSLEY 83-B, LTD.
                      (A Texas Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                              June 30, 1995
                               (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of June 30, 1995 of Parker & Parsley 83-B, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 2.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner, Parker & Parsley Development L.P. ("PPDLP") (see Item 2). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $11,250,167, or $481.39 per limited partnership interest in 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

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

Since its formation, the Registrant invested $23,056,413 in various prospects that were drilled in Texas. At June 30, 1995, the Registrant had 47 producing oil and gas wells; three wells were sold in 1994 and nine wells were plugged and abandoned due to unprofitable operations; one in 1985, one in 1987, two in 1989, one in 1990, two in 1991, one in 1993 and one in 1995. The Registrant received interests in eight additional wells in 1993 due to the Registrant's back-in after payout provisions.

Results of Operations

Six months ended June 30, 1995 compared with six months ended
  June 30, 1994

Revenues:

The Registrant's oil and gas revenues increased to $958,488 from $929,278 for the six months ended June 30, 1995 and 1994, respectively, an increase of 3%. The increase in revenues resulted from a 6% increase in mcf of gas produced and sold and increases in the average prices received for both oil and gas, offset by a 13% decrease in barrels of oil produced and sold. For the six months ended June 30, 1995, 39,778 barrels of oil were sold compared to 45,951 for the same period in 1994, a decrease of 6,173 barrels. For the six months ended June 30, 1995, 146,105 mcf of gas were sold compared to 137,716 for the same period in 1994, an increase of 8,389 mcf. The decrease in oil production was primarily due to the decline characteristics of the Registrant's oil and gas wells. The increase in gas production was due to operational changes on several wells. Management expects a certain amount of production decline in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.63 from $15.02 for the six months ended June 30, 1994 to $17.65 for the same period in 1995 while the average price received per mcf of gas increased slightly from $1.74 during the six months ended June 30, 1994 to $1.76 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1995.

Salvage income on abandoned property of $34,297 was recognized during the six months ended June 30, 1995, resulting from proceeds received from equipment credits on one fully depleted property. There were abandoned property costs of $19,380 for the six months ended June 30,

1995 consisting of the expense to plug and abandon one previously productive well. There were no abandoned property costs for the same period in 1994.

Costs and Expenses:

Total costs and expenses decreased to $850,173 for the six months ended June 30, 1995 as compared to $935,434 for the same period in 1994, a decrease of $85,261, or 9%. This decrease was due to declines in production costs, depletion and general and administrative expenses ("G&A"), offset by an increase in abandoned property costs.

Production costs were $471,905 for the six months ended June 30, 1995 and $550,229 for the same period in 1994 resulting in a $78,324 decrease, or 14%. The decrease was due to declines in well repair and maintenance costs and ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased slightly from $31,088 for the six months ended June 30, 1994 to $30,593 for the same period in 1995.

Depletion was $328,295 for the six months ended June 30, 1995 compared to $354,117 for the same period in 1994. This represented a decrease in depletion of $25,822, or 7%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 6,173 barrels for the six months ended June 30, 1995 from the same period in 1994. Depletion expense for the six months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.38 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.29 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.79 per barrel.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. PPDLP received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $11,250,167, or $481.39 per limited partnership interest in 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996, and assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

Three months ended June 30, 1995 compared with three months ended
  June 30, 1994

Revenues:

The Registrant's oil and gas revenues decreased to $489,533 from $497,241 for the three months ended June 30, 1995 and 1994, respectively. The decrease in revenues resulted from a 13% decrease in barrels of oil produced and sold and a decrease in the average price received per mcf of gas, offset by a 14% increase in mcf of gas produced and sold and an increase in the average price received per barrel of oil. For the three months ended June 30, 1995, 19,526 barrels of oil were sold compared to 22,435 for the same period in 1994, a decrease of 2,909 barrels. For the three months ended June 30, 1995, 83,903 mcf of gas were sold compared to 73,403 for the same period in 1994, an increase of 10,500 mcf. The oil production decrease was primarily due to the decline characteristics of the Registrant's oil wells. The increase in gas production was due to operational changes on several wells.

The average price received per barrel of oil increased $1.40 from $16.68 for the three months ended June 30, 1994 to $18.08 for the three months ended June 30, 1995 while the average price received per mcf of gas decreased from $1.68 during the three months ended June 30, 1994 to $1.63 for the same period in 1995.

Salvage income on abandoned property of $13,176 was recognized during the three months ended June 30, 1995, resulting from proceeds received from equipment credits on one fully depleted property. There were abandoned property costs of $6,769 for the three months ended June 30, 1995 consisting of the expense to plug and abandon one previously productive well. There were no abandoned property costs for the same period in 1994.

Costs and Expenses:

Total costs and expenses decreased to $380,556 for the three months ended June 30, 1995 as compared to $436,688 for the same period in 1994, a decrease of $56,132, or 13%. This decrease was due to a decline in production costs, offset by increases in G&A, depletion and abandoned property costs.

Production costs were $194,328 for the three months ended June 30, 1995 and $283,147 for the same period in 1994 resulting in an $88,819 decrease, or 31%. The decrease was due to declines in well repair and maintenance costs and ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 11% from $14,890 for the three months ended June 30, 1994 to $16,530 for the same period in 1995.

Depletion was $162,929 for the three months ended June 30, 1995 compared to $138,651 for the same period in 1994. This represented an increase in depletion of $24,278, or 18%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 2,909 barrels for the three months ended June 30, 1995 from the same period in 1994. Depletion expense for the three months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.38 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.29 per barrel.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased to $467,100 during the six months ended June 30, 1995, a 32% increase from the same period ended June 30, 1994. This increase was due to an increase in oil and gas sales and a decrease in production costs and G&A, offset by an increase in abandoned property costs. The increase in oil and gas sales was due to increases in mcf of gas produced and sold and in the average prices received for oil and gas. The decline in production costs was due to less well repair and maintenance costs. The decline in G&A was due to less allocated expenses by the managing general partner. The increase in abandoned property costs was due to the plugging and abandonment of one previously productive well.

Net Cash Provided by (Used in) Investing Activities

The Registrant's investments of $3,456 and $1,874 during the six months ended June 30, 1995 and 1994, respectively, were for repair and maintenance on various oil and gas properties.

Proceeds of $34,297 were received from the salvage of equipment on one well abandoned during the six months ended June 30, 1995.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1995 to cover distributions to the partners of $431,225 of which $324,006 was distributed to the limited partners and $107,219 to the general partners. For the same period ended June 30, 1994, cash was sufficient for distributions to the partners of $326,900 of which $250,114 was distributed to the limited partners and $76,786 to the general partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Accounting Standard on Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("FAS

121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of FAS 121 to oil and gas companies utilizing the successful efforts method (such as the Registrant) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from the relevant assets and, if an impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Registrant is currently unable to estimate the effect that FAS 121 will have on the Registrant's results of operations for the period in which it is adopted.


                       PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. PPDLP received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $11,250,167, or $481.39 per limited partnership interest in 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

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


                               PARKER & PARSLEY 83-B, LTD.

                          By:  Parker & Parsley Development L.P.,
                                Managing General Partner
                               By:  Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner




Dated:  August 9, 1995    By:  /s/ Steven L. Beal
                             ---------------------------------------
                                 Steven L. Beal, Senior Vice
                                  President and Chief Financial
                                  Officer of PPUSA