Form 10-Q
period 1995-09-30
PARKER & PARSLEY 83-B LTD
filed 1995-11-13
CIK 743457

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995, or

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

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                       1995           1994
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $227,567 at September 30
    and $159,815 at December 31                    $   227,817     $   160,065
  Accounts receivable - oil and gas sales              174,365         191,818
                                                    ----------      ----------

         Total current assets                          402,182         351,883

Oil and gas properties - at cost, based on the
  successful efforts accounting method              21,408,427      21,858,131
    Accumulated depletion                          (14,553,737)    (14,501,231)
                                                    ----------      -----------

         Net oil and gas properties                  6,854,690       7,356,900
                                                    ----------      ----------

                                                   $ 7,256,872     $ 7,708,783
                                                    ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    88,220     $    60,643

Partners' capital:
  Limited partners (23,370 interests)                6,392,733       6,829,253
  General partners                                     775,919         818,887
                                                    ----------      ----------

                                                     7,168,652       7,648,140
                                                    ----------      ----------

                                                  $  7,256,872     $ 7,708,783
                                                    ==========      ==========





    The financial information included as of September 30, 1995 has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                Three months ended        Nine months ended
                                   September 30,            September 30,
                               ---------------------   -----------------------
                                 1995        1994         1995         1994
                               ---------   ---------   ----------   ----------

Revenues:
  Oil and gas sales            $ 431,336   $ 506,632   $1,389,824   $1,435,910
  Interest income                  4,162       2,260       10,172        4,594
  Gain on abandoned property         776          -        35,073           -
  Other income                        -          198           -           198
                                --------    --------    ---------    ---------

     Total revenues              436,274     509,090    1,435,069    1,440,702

Costs and expenses:
  Production costs               240,174     281,630      712,079      831,859
  General and administrative
   expenses                       14,985      17,989       45,578       49,077
  Depletion                      146,934     138,937      475,229      493,054
  Abandoned property costs        17,725          -        37,105           -
                                --------    --------    ---------    ---------

     Total costs and expenses    419,818     438,556    1,269,991    1,373,990
                                --------    --------    ---------    ---------

Net income                     $  16,456   $  70,534   $  165,078   $   66,712
                                ========    ========    =========    =========

Allocation of net income (loss):
  General partners             $  29,394   $  39,197   $  114,016   $   92,099
                                ========    ========    =========    =========

  Limited partners             $ (12,938)  $  31,337   $   51,062   $  (25,387)
                                ========    ========    =========    =========

Net income (loss) per limited
  partnership interest         $    (.56)  $    1.34   $     2.18   $    (1.09)
                                ========    ========    =========    =========

Distributions per limited
  partnership interest         $    7.00   $    6.00   $    20.86   $    16.70
                                ========    ========    =========    =========




    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)


                                        General      Limited
                                        partners     partners        Total


Balance at January 1, 1994             $  904,243   $ 7,549,449   $ 8,453,692

    Distributions                        (137,289)     (390,334)     (527,623)

    Net income (loss)                      92,099       (25,387)       66,712
                                        ---------    ----------    ----------

Balance at September 30, 1994          $  859,053   $ 7,133,728   $ 7,992,781
                                        =========    ==========    ==========


Balance at January 1, 1995             $  818,887   $ 6,829,253   $ 7,648,140

    Distributions                        (156,984)     (487,582)     (644,566)

    Net income                            114,016        51,062       165,078
                                        ---------    ----------    ----------

Balance at September 30, 1995          $  775,919   $ 6,392,733   $ 7,168,652
                                        =========    ==========    ==========





    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine months ended
                                                           September 30,
                                                        1995         1994

Cash flows from operating activities:

  Net income                                        $  165,078    $  66,712
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                        475,229      493,054
      Gain on abandoned property                       (35,073)          -
      Other income                                          -          (198)
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable        17,453      (11,381)
      Increase in accounts payable                      27,577       44,375
                                                     ---------     --------

       Net cash provided by operating activities       650,264      592,562

Cash flows from investing activities:

  Disposals of oil and gas properties                   26,981        2,001
  Proceeds from equipment salvage on abandoned
    property                                            35,073           -
                                                     ---------     --------

       Net cash provided by investing activities        62,054        2,001

Cash flows from financing activities:

  Cash distributions to partners                      (644,566)    (527,623)
                                                     ---------     --------

Net increase in cash and cash equivalents               67,752       66,940
Cash and cash equivalents at beginning of period       160,065      125,409
                                                     ---------     --------

Cash and cash equivalents at end of period          $  227,817    $ 192,349
                                                     =========     ========




    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of September 30, 1995 of Parker & Parsley 83-B, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustment which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 2.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner, Parker & Parsley Development L.P. ("PPDLP") (see Item 2). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter- partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $11,250,167, or $481.39 per limited partnership interest, in 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the

Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

The Registrant was formed September 27, 1983. The general partners of the Registrant at December 31, 1994 were Parker & Parsley Development Company ("PPDC") and P&P Employees 83-B, Ltd., ("EMPL"), a Texas limited partnership whose general partner is PPDC, and 1,523 limited partners. On January 1, 1995, PPDLP, a Texas limited partnership, became the managing general partner of the Registrant and EMPL, by acquiring the rights and assuming the obligations of PPDC. PPDC was merged into PPDLP on January 1, 1995. PPDLP's co-general partner is EMPL. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar LP., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $23,370,000 representing 23,370 interests ($1,000 per interest).

Since its formation, the Registrant invested $23,836,190 in various prospects that were drilled in Texas. At September 30, 1995, the Registrant had 46 producing oil and gas wells; three wells were sold in 1994 and ten wells were plugged and abandoned due to unprofitable operations; one in 1985, one in 1987, two in 1989, one in 1990, two in 1991, one in 1993 and two in 1995. The Registrant received interests in eight additional wells in 1993 due to the Registrant's back-in after payout provisions.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared with nine months ended
   September  30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $1,389,824 from $1,435,910 for the nine months ended September 30, 1995 and 1994 respectively, a decrease of 3%. The decrease in revenues resulted from a 15% decline in barrels of oil produced and sold and a decrease in the average price received per mcf of gas, offset by a 10% increase in mcf of gas produced and sold and an increase in the price received per barrel of oil. For the nine months ended September 30, 1995, 57,970 barrels of oil were sold compared to 68,290 for the same period in 1994, a decrease of 10,320 barrels. For the nine months ended September 30, 1995, 230,256 mcf of gas were sold compared to 209,490 for the same period in 1994, an increase of 20,766 mcf. The decrease in oil production was primarily due to the decline characteristics of the Registrant's oil and gas properties. The increase in gas production was due to operational changes on several wells. Management expects a certain amount of decline in production in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.53, or 10%, from $15.80 for the nine months ended September 30, 1994 to $17.33 for the same period in 1995 while the average price received per mcf of gas decreased from $1.70 for the nine months ended September 30, 1994 to $1.67 for the same period in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1995.

A gain on abandoned property of $35,073 was recognized during the nine months ended September 30, 1995, resulting from proceeds received from equipment credits on one fully depleted property. There were abandoned property costs of $37,105 for the nine months ended September 30, 1995 consisting of the expense to plug and abandon two previously productive wells. There were no abandoned property costs for the same period in 1994.

COSTS AND EXPENSES:

Total costs and expenses decreased to $1,269,991 for the nine months ended September 30, 1995 as compared to $1,373,990 for the same period in 1994, a decrease of $103,999, or 8%. This decrease was due to declines in production costs, general and administrative expenses ("G&A") and depletion, offset by an increase in abandoned property costs.

Production costs were $712,079 for the nine months ended September 30, 1995 and $831,859 for the same period in 1994 resulting in a $119,780 decrease, or 14%. The decrease was due to declines in well repair and maintenance costs and ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 7% from $49,077 for the nine months ended September 30, 1994 to $45,578 for the same period in 1995.

Depletion was $475,229 for the nine months ended September 30, 1995 compared to $493,054 for the same period in 1994. This represented a decrease in depletion of $17,825, or 4%. Depletion was computed quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 10,320 barrels for the nine months ended September 30, 1995 from the same period in 1994. Depletion expense for the nine months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.38 per barrel. Comparatively, depletion expense for the three months ended September 30, 1994 and June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.29 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.79 per barrel.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribu tion of $11,250,167, or $481.39 per limited partnership interest, in 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

Three months ended September 30, 1995 compared with three months ended
  September  30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $431,336 from $506,632 for the three months ended September 30, 1995 and 1994, respectively, a decrease of 15%. The decrease in revenues resulted from a 19% decline in barrels of oil produced and sold and a decrease in the average prices received per barrel of oil and mcf of gas, offset by a 17% increase in mcf of gas produced and sold. For the three months ended September 30, 1995, 18,192 barrels of oil were sold compared to 22,339 for the same period in 1994, a decrease of 4,147 barrels. For the three months ended September 30, 1995, 84,151 mcf of gas were sold compared to 71,773 for the same period in 1994, an increase of 12,378 mcf. The decrease in oil production was primarily due to the decline characteristics of the Registrant's oil wells. The increase in gas production was due to operational changes on several wells.

The average price received per barrel of oil decreased $.77, or 4%, from $17.39 for the three months ended September 30, 1994 to $16.62 for the same period in 1995, while the average price received per mcf of gas decreased 7% from $1.65 for the three months ended September 30, 1994 to $1.53 for the same period in 1995.

A gain on abandoned property of $776 was recognized during the three months ended September 30, 1995, resulting from proceeds received from equipment credits on one fully depleted property. There were abandoned property costs of $17,725 for the three months ended September 30, 1995 consisting of the expense to plug and abandon one previously productive well. There were no abandoned property costs for the same period in 1994.

COSTS AND EXPENSES:

Total costs and expenses decreased to $419,818 for the three months ended September 30, 1995 as compared to $438,556 for the same period in 1994, a decrease of $18,738, or 4%. This decrease was due to declines in production costs and G&A, offset by an increase in abandoned property costs and depletion.

Production costs were $240,174 for the three months ended September 30, 1995 and $281,630 for the same period in 1994 resulting in a $41,456 decrease, or 15%. The decrease consisted of a decline in well repair and maintenance costs and production taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 17% from $17,989 for the three months ended September 30, 1994 to $14,985 for the same period in 1995.

Depletion was $146,934 for the three months ended September 30, 1995 compared to $138,937 for the same period in 1994. This represented an increase in depletion of $7,997, or 6%. Depletion was calculated quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 4,147 barrels for the three months ended September 30, 1995 from the same period in 1994. Depletion expense for the three months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.38 per barrel. Comparatively, depletion expense for the three months ended September 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.29 per barrel.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities increased to $650,264 during the nine months ended September 30, 1995, a 10% increase from the same period ended September 30, 1994. The increase was due to a decline in production costs and G&A, offset by an increase in abandoned property costs and a decline in oil and gas sales. The decline in production costs was due to less well repair and maintenance costs. The decrease in G&A was due to less allocated expenses by the managing general partner. The increase in abandoned property costs was due to the plugging and abandonment of two previously productive wells. The decrease in oil and gas sales was due to a decrease in barrels of oil produced and sold and a decrease in the average price received per mcf of gas, offset by an increase in mcf of gas produced and sold and an increase in the average price received per barrel of oil.

NET CASH PROVIDED BY INVESTING ACTIVITIES

The Registrant received $26,981 and $2,001 during the nine months ended September 30, 1995 and 1994, respectively, from the disposal of oil and gas equipment on active properties.

Proceeds of $35,073 were received from the salvage of equipment on one well abandoned during the nine months ended September 30, 1995.

NET CASH USED IN FINANCING ACTIVITIES

Cash was sufficient for the nine months ended September 30, 1995 to cover distributions to the partners of $644,566 of which $487,582 was distributed to the limited partners and $156,984 to the general partners. For the same period ended September 30, 1994, cash was sufficient for distributions to the partners of $527,623 of which $390,334 was distributed to the limited partners and $137,289 to the general partners.

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

                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribu tion of $11,250,167, or $481.39 per limited partnership interest, in 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

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


                                    PARKER & PARSLEY 83-B, LTD.

                               By:  Parker & Parsley Development L.P.,
                                     Managing General Partner

                                    By:  Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA") General Partner




Dated:  November 9, 1995      By:  /s/ Steven L. Beal
                                    ---------------------------------------
                                    Steven L. Beal, Senior Vice President
                                     and Chief Financial Officer of PPUSA