Form 10-Q
period 1996-03-31
PARKER & PARSLEY 83-B LTD
filed 1996-05-13
CIK 743457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1996, or

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

                                 Yes /x/ No / /

                               Page 1 of 14 pages.
                             There are no exhibits.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 BALANCE SHEETS

                                                   March 31,     December 31,
                                                     1996           1995
                                                 ------------    ------------
                                                  (Unaudited)
               ASSETS

Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of
  $218,126 at March 31 and $243,858
  at December 31                                 $    218,626    $    244,107
 Accounts receivable - oil and gas sales              226,150         196,954
                                                  -----------     -----------
     Total current assets                             444,776         441,061

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                            20,973,483      20,977,361
  Accumulated depletion                           (15,770,812)    (15,667,506)
                                                  -----------     -----------
     Net oil and gas properties                     5,202,671       5,309,855
                                                  -----------     -----------
                                                 $  5,647,447    $  5,750,916
                                                  ===========     ===========
   LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
 Accounts payable - affiliate                    $     71,730    $    113,554
Partners' capital:
 Limited partners (23,370 interests)                4,951,009       5,009,377
 General partners                                     624,708         627,985
                                                  -----------     -----------
                                                    5,575,717       5,637,362
                                                  -----------     -----------
                                                 $  5,647,447    $  5,750,916
                                                  ===========     ===========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                       1996           1995
                                                    ----------     ----------
Revenues:
 Oil and gas sales                                  $  520,877     $  468,955
 Interest income                                         2,890          2,594
 Salvage income from equipment disposals                16,461         21,121
                                                     ---------      ---------
     Total revenues                                    540,228        492,670

Costs and expenses:
 Production costs                                      263,298        277,577
 General and administrative expenses                    15,876        14,063
 Depletion                                             103,306        165,366
 Abandoned property costs                                   -          12,611
                                                     ---------      ---------
     Total costs and expenses                          382,480        469,617
                                                     ---------      ---------
Net income                                          $  157,748     $   23,053
                                                     =========      =========
Allocation of net income (loss):
 General partners                                   $   52,526     $   29,689
                                                     =========      =========

 Limited partners                                   $  105,222     $   (6,636)
                                                     =========      =========
Net income (loss) per limited
 partnership interest                               $     4.50     $     (.28)
                                                     =========      =========
Distributions per limited partnership
 interest                                           $     7.00     $     6.36
                                                     =========      =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)



                                        General       Limited
                                        partners      partners       Total
                                      -----------   -----------   -----------

Balance at January 1, 1995            $   818,887   $ 6,829,253   $ 7,648,140

  Distributions                           (50,929)     (148,731)     (199,660)

  Net income (loss)                        29,689        (6,636)       23,053
                                       ----------    ----------    ----------
Balance at March 31, 1995             $   797,647   $ 6,673,886   $ 7,471,533
                                       ==========    ==========    ==========


Balance at January 1, 1996            $   627,985   $ 5,009,377   $ 5,637,362

  Distributions                           (55,803)     (163,590)     (219,393)

  Net income                               52,526       105,222       157,748
                                       ----------    ----------    ----------
Balance at March 31, 1996             $   624,708   $ 4,951,009   $ 5,575,717
                                       ==========    ==========    ==========



         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                        1996          1995
                                                     ----------    ----------
Cash flows from operating activities:
 Net income                                          $  157,748    $   23,053
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depletion                                            103,306       165,366
   Salvage income from equipment disposals              (16,461)      (21,121)
Changes in assets and liabilities:
 Increase in accounts receivable                        (29,196)      (12,357)
 Increase (decrease) in accounts payable                (54,300)       20,785
                                                      ---------     ---------
Net cash provided by operating activities               161,097       175,726

Cash flows from investing activities:
 (Additions) disposals of oil and gas
  properties                                              2,327        (2,418)
 Proceeds from salvage income on equipment
  disposals                                              30,488        21,121
                                                      ---------     ---------
Net cash provided by investing activities                32,815        18,703

Cash flows from financing activities:
 Cash distributions to partners                        (219,393)     (199,660)
                                                      ---------     ---------
Net decrease in cash and cash
 equivalents                                            (25,481)       (5,231)
Cash and cash equivalents at beginning
 of period                                              244,107       160,065
                                                      ---------     ---------
Cash and cash equivalents at end of period           $  218,626     $ 154,834
                                                      =========     =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)

NOTE 1.

Parker & Parsley 83-B, Ltd. (the "Registrant") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the unaudited financial statements as of March 31, 1996 of the Registrant include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 3.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ- Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from Parker & Parsley Development L.P. ("PPDLP"). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants, and Southmark, the

Registrant, and the other plaintiffs indemnified the defendants against the claims of Jack N. Price. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit was without merit and has vigorously defended it, PPDLP has held in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation.

A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $11,250,167, or $481.39 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Registrant) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Registrant, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Registrant based on their respective share of revenues from the subject wells.

As a condition of the purchase by Parker & Parsley Petroleum Company of Parker & Parsley Development Company ("PPDC"), which was merged into PPDLP on January 1, 1995, from its former parent in May 1989, PPDC's interest in the lawsuit and subsequent settlement was retained by the former parent. Consequently, all of PPDC's share of the settlement related to its separately held interests in the wells and its partnership interests in the sponsored partnerships (except that portion allocable to interests acquired by PPDC after May 1989) was paid to the former parent.

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs have vigorously protected the rights of both Dresser and Baker Hughes. Southmark has vigorously pursued its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. On April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments will be dismissed, the supersedeas bond released, and the Reserve released as collateral. It is expected that before the end of the third quarter, the necessary dismissals and releases will be effected, the managing general partner will conduct an accounting of income and expenses among the parties, and a final distribution will be made to the working interest owners, including the Registrant and its partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

The Registrant was formed September 27, 1983. The general partners of the Registrant at December 31, 1994 were Parker & Parsley Development Company ("PPDC") and P&P Employees 83-B, Ltd. ("EMPL"), a Texas limited partnership whose general partner was PPDC, and 1,606 limited partners. On January 1, 1995, Parker & Parsley Development L.P. ("PPDLP"), a Texas limited partnership, became the managing general partner of the Registrant and EMPL, by acquiring the rights and assuming the obligations of PPDC. PPDLP's co-general partner is EMPL. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $23,370,000 representing 23,370 interests ($1,000 per interest).

Since its formation, the Registrant invested $23,799,196 in various prospects that were drilled in Texas. Three wells were sold in 1994 and ten wells have been plugged and abandoned due to unprofitable operations; one in 1985, one in 1987, two in 1989, one in 1990, two in 1991, one in 1993 and two in 1995. The Registrant received interests in eight additional wells in 1993 due to the Registrant's back-in after payout provisions. At March 31, 1996, the Registrant had 46 producing oil and gas wells.

Results of Operations

Revenues:

The Registrant's oil and gas revenues increased to $520,877 from $468,955 for the three months ended March 31, 1996 and 1995, respectively, an increase of 11%. The increase in revenues resulted from a 10% increase in mcf of gas produced and sold, an 11% increase in the average price received per barrel of oil and a 14% increase in the price received per mcf of gas, offset by a 4% decrease in barrels of oil produced and sold. For the three months ended March 31, 1996, 19,345 barrels of oil were sold compared to 20,252 for the same period in 1995, a decrease of 907 barrels. For the three months ended March 31, 1996, 68,398 mcf of gas were sold compared to 62,202 for the same period in 1995, an increase of 6,196 mcf. The decrease in oil production was primarily due to the decline characteristics of the Registrant's oil and gas properties. The increase in gas production was the result of operational changes on several wells. Management expects a certain amount of decline in production in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.90 from $17.24 for the three months ended March 31, 1995 to $19.14 for the same period in 1996 while the average price received per mcf of gas increased from $1.93 for the three months ended March 31, 1995 to $2.20 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1996.

Salvage income of $16,461 for the three months ended March 31, 1996 was derived from equipment credits received on three wells plugged and abandoned in prior years. During the same period in 1995, $21,121 in salvage income was received from equipment credits on one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $382,480 for the three months ended March 31, 1996 as compared to $469,617 for the same period in 1995, a decrease of $87,137, or 19%. This decrease was due to declines in production costs, depletion and abandoned property costs, offset by an increase in general and administrative expenses ("G&A").

Production costs were $263,298 for the three months ended March 31, 1996 and $277,577 for the same period in 1995 resulting in a $14,279 decrease, or 5%. The decrease was due to less well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 13% from $14,063 for the three months ended March 31, 1995 to $15,876 for the same period in 1996.

Depletion was $103,306 for the three months ended March 31, 1996 compared to $165,366 for the same period in 1995. This represented a decrease in depletion of $62,060, or 38%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective for the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 907 barrels for the three months ended March 31, 1996 from the same period in 1995, while oil reserves of barrels were revised downward by 9,760 barrels.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although

PPDLP believes the lawsuit was without merit and has vigorously defended it, PPDLP has held in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation.

A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $11,250,167, or $481.39 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Registrant) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Registrant, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Registrant based on their respective share of revenues from the subject wells.

As a condition of the purchase by Parker & Parsley Petroleum Company of PPDC, which was merged into PPDLP on January 1, 1995, from its former parent in May 1989, PPDC's interest in the lawsuit and subsequent settlement was retained by the former parent. Consequently, all of PPDC's share of the settlement related to its separately held interests in the wells and its partnership interests in the sponsored partnerships (except that portion allocable to interests acquired by PPDC after May 1989) was paid to the former parent.

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs have vigorously protected the rights of both Dresser and Baker Hughes. Southmark has vigorously pursued its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. On April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments will be dismissed, the supersedeas bond released, and the Reserve released as collateral. It is expected that before the end of the third quarter, the necessary dismissals and releases will be effected, the managing general partner will conduct an accounting of income and expenses among the parties, and a final distribution will be made to the working interest owners, including the Registrant and its partners.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities:

Net cash provided by operating activities decreased to $161,097 during the three months ended March 31, 1996, an 8% decrease from the same period in 1995. This decrease was due to an increase in expenditures for production costs, offset by an increase in oil and gas sales receipts and a decrease in abandoned property costs. The increase in production cost expenditures was attributable to additional well repair and maintenance costs. The increase in oil and gas sales receipts was due to an increase in mcf of gas produced and sold and higher average prices received for both oil and gas, offset by a decrease in barrels of oil produced and sold. There were no abandoned property costs for the period ended March 31, 1996 compared to $12,611 for the same period in 1995.

Net Cash Provided by Investing Activities:

The Registrant's investing activities for the three months ended March 31, 1996 resulted in $2,327 in proceeds received from the disposal of oil and gas equipment on active properties. The three months ended March 31, 1995 included $2,418 in expenditures related to repair and maintenance activity on various oil and gas properties.

Proceeds of $30,488 were received during the three months ended March 31, 1996 from the disposal of oil and gas equipment on three wells plugged and abandoned in prior years. During the three months ended March 31, 1995, proceeds of $21,121 from equipment credits were received on one fully depleted well.

Net Cash Used in Financing Activities:

For the three months ended March 31, 1996, cash was sufficient for distributions to the partners of $219,393 of which $163,590 was distributed to the limited partners and $55,803 to the general partners. For the same period ended March 31, 1995, cash was sufficient for distributions to the partners of $199,660 of which $148,731 was distributed to the limited partners and $50,929 to the general partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- - ---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.





                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Registrant is a party to material litigation which is described in Note 3 of Notes to Financial Statements above.

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


                                PARKER & PARSLEY 83-B, LTD.

                            By: Parker & Parsley Development L.P.,
                                 Managing General Partner

                                By: Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner



Dated: May 13, 1996         By:  /s/ Steven L. Beal
                                --------------------------------------
                                    Steven L. Beal, Senior Vice
                                     President and Chief Financial
                                     Officer of PPUSA