Form 10-Q
period 1996-06-30
PARKER & PARSLEY 83-B LTD
filed 1996-08-12
CIK 743457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1996, or

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

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                 June 30,      December 31,
                                                   1996            1995
                                               ------------    ------------
                                               (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
 interest bearing deposits of $273,604
 at June 30 and $243,858 at December 31        $    274,104    $    244,107
Accounts receivable - oil and gas sales             235,492         196,954
                                                -----------     -----------
     Total current assets                           509,596         441,061

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                          19,514,033      20,977,361
  Accumulated depletion                         (14,401,877)    (15,667,506)
                                                -----------     -----------
     Net oil and gas properties                   5,112,156       5,309,855
                                                -----------     -----------
                                               $  5,621,752    $  5,750,916
                                                ===========     ===========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate                  $     91,575    $    113,554

Partners' capital:
 Limited partners (23,370 interests)              4,907,882       5,009,377
 General partners                                   622,295         627,985
                                                -----------     -----------
                                                  5,530,177       5,637,362
                                                -----------     -----------
                                               $  5,621,752    $  5,750,916
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Three months ended        Six months ended
                                     June 30,                  June 30,
                                1996         1995         1996         1995
                             ----------   ----------   ----------   ----------
Revenues:
 Oil and gas sales           $  564,254   $  489,533   $1,085,131  $   958,488
 Interest income                  3,577        3,416        6,467        6,010
 Litigation settlement        1,392,304           -     1,392,304           -
 Salvage income from
  equipment disposals                -            -        16,461           -
 Gain on abandoned
  properties                     32,121       13,176       32,121       34,297
                              ---------    ---------    ---------    ---------
     Total revenues           1,992,256      506,125    2,532,484      998,795
Costs and expenses:
 Production costs               228,545      194,328      491,843      471,905
 General and adminis-
  trative expenses               19,220       16,530       35,096       30,593
 Depletion                       99,278      162,929      202,584      328,295
 Abandoned property
  costs                          23,533        6,769       23,533       19,380
                              ---------    ---------    ---------    ---------
     Total costs and
      expenses                  370,576      380,556      753,056      850,173
                              ---------    ---------    ---------    ---------
Net income                   $1,621,680   $  125,569   $1,779,428   $  148,622
                              =========    =========    =========    =========
Allocation of net income:
  General partners           $  369,465   $   54,933   $  421,991   $   84,622
                              =========    =========    =========    =========
  Limited partners           $1,252,215   $   70,636   $1,357,437   $   64,000
                              =========    =========    =========    =========
Net income per limited
 partnership interest        $    53.58   $     3.02   $    58.08   $     2.74
                              =========    =========    =========    =========
Distributions per limited
 partnership interest        $    55.43   $     7.50   $    62.43   $    13.86
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    General        Limited
                                    partners       partners        Total
                                  -----------    -----------    -----------

Balance at January 1, 1995        $   818,887    $ 6,829,253    $ 7,648,140

Distributions                        (107,219)      (324,006)      (431,225)

Net income                             84,622         64,000        148,622
                                   ----------     ----------     ----------
Balance at June 30, 1995          $   796,290    $ 6,569,247    $ 7,365,537
                                   ==========     ==========     ==========


Balance at January 1, 1996        $   627,985    $ 5,009,377    $ 5,637,362

Distributions                        (427,681)    (1,458,932)    (1,886,613)

Net income                            421,991      1,357,437      1,779,428
                                   ----------     ----------     ----------
Balance at June 30, 1996          $   622,295    $ 4,907,882    $ 5,530,177
                                   ==========     ==========     ==========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six months ended
                                                           June 30,
                                                      1996          1995
                                                   ----------    ----------
Cash flows from operating activities:
 Net income                                        $1,779,428   $   148,622
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depletion                                          202,584       328,295
   Gain on abandoned properties                       (32,121)      (34,297)
   Salvage income from equipment disposals            (16,461)           -
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable          (38,538)        9,187
  Increase (decrease) in accounts payable             (34,455)       15,293
                                                    ---------     ---------
     Net cash provided by operating
      activities                                    1,860,437       467,100

Cash flows from investing activities:
 (Additions) deletions to oil and gas
  properties                                            7,591        (3,456)
 Proceeds from equipment salvage on
  abandoned properties                                 32,121        34,297
 Proceeds from salvage income from
  equipment disposals                                  16,461            -
                                                    ---------     ---------
     Net cash provided by investing
      activities                                       56,173        30,841

 Cash flows from financing activities:
  Cash distributions to partners                   (1,886,613)     (431,225)
                                                    ---------     ---------
Net increase in cash and cash
 equivalents                                           29,997        66,716
Cash and cash equivalents at beginning
 of period                                            244,107       160,065
                                                    ---------     ---------
Cash and cash equivalents at end
 of period                                         $  274,104    $  226,781
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 83-B, Ltd. (the "Registrant") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $1,094,360 to the limited partners, or $46.83 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $1,085,131 from $958,488 for the six months ended June 30, 1996 and 1995, respectively, an increase of 13%. The increase in revenues resulted from higher average prices received for both oil and gas, offset by a 5% decrease in barrels of oil produced and sold and a 7% decrease in mcf of gas produced and sold. For the six months ended June 30, 1996, 37,973 barrels of oil were sold compared to 39,778 for the same period in 1995, a decrease of 1,805 barrels. For the six months ended June 30, 1996, 136,101 mcf of gas were sold compared to 146,105 for the same period in 1995, a decrease of 10,004 mcf. The production volume decreases were primarily due to the decline characteristics of the Registrant's oil and gas properties.
Management expects a certain amount of production decline to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.98, or 17%, from $17.65 for the six months ended June 30, 1995 to $20.63 for the same period in 1996 while the average price received per mcf of gas increased 26% from $1.76 during the six months ended June 30, 1995 to $2.22 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

Salvage income of $16,461 for the six months ended June 30, 1996 was derived from the disposal of equipment on three wells plugged and abandoned in prior years.

A gain on abandoned properties of $32,121 was realized during the six months ended June 30, 1996, attributable to proceeds received from equipment credits on two fully depleted wells. During the same period in 1995, a gain of $34,297 on abandoned properties resulted from proceeds received from equipment credits received on one fully depleted property. Expenses incurred during 1996 to plug and abandon two uneconomical wells totaled $23,533, compared to $19,380 for the same period in 1995.

Costs and Expenses:

Total costs and expenses decreased to $753,056 for the six months ended June 30, 1996 as compared to $850,173 for the same period in 1995, a decrease of $97,117, or 11%. This decrease resulted from a decline in depletion, offset by increases in production costs, general and administrative expenses ("G&A") and abandoned property costs.

Production costs were $491,843 for the six months ended June 30, 1996 and $471,905 for the same period in 1995 resulting in a $19,938 increase, or 4%. The increase was due to increases in well repair and maintenance costs and production taxes, offset by a decrease in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased 15% from $30,593 for the six months ended June 30, 1995 to $35,096 for the same period in 1996.

Depletion was $202,584 for the six months ended June 30, 1996 compared to $328,295 for the same period in 1995. This represented a decrease in depletion of $125,711, or 38%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,805 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised downward by 9,760 barrels.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $1,094,360 to the limited partners, or $46.83 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

Three months ended June 30, 1996 compared with three months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $564,254 from $489,533 for the three months ended June 30, 1996 and 1995, respectively, an increase of 15%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 5% decrease in barrels of oil produced and sold and a 19% decrease in mcf of gas produced and sold. For the three months ended June 30, 1996, 18,628 barrels of oil were sold compared to 19,526 for the same period in 1995, a decrease of 898 barrels. For the three months ended June 30, 1996, 67,703 mcf of gas were sold compared to 83,903 for the same period in 1995, a decrease of 16,200 mcf. The production volume decreases were primarily due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $4.09, or 23%, from $18.08 for the three months ended June 30, 1995 to $22.17 for the three months ended June 30, 1996 while the average price received per mcf of gas increased 37% from $1.63 during the three months ended June 30, 1995 to $2.23 for the same period in 1996.

A gain on abandoned properties of $32,121 was realized during the three months ended June 30, 1996, attributable to proceeds received from equipment credits on two fully depleted wells. During the same period in 1995, a gain of $13,176 on abandoned properties resulted from proceeds received from equipment credits received on one fully depleted well. Expenses incurred during 1996 to plug and abandon two uneconomical wells totaled $23,533 compared to $6,769 for the same period in 1995.

Costs and Expenses:

Total costs and expenses decreased to $370,576 for the three months ended June 30, 1996 as compared to $380,556 for the same period in 1995, a decrease of $9,980, or 3%. This decrease resulted from a decline in depletion, offset by increases in production costs, G&A and abandoned property costs.

Production costs were $228,545 for the three months ended June 30, 1996 and $194,328 for the same period in 1995 resulting in a $34,217 increase, or 18%. The increase was due to additional well repair and maintenance costs and production taxes, offset by a decrease in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 16% from $16,530 for the three months ended June 30, 1995 to $19,220 for the same period in 1996.

Depletion was $99,278 for the three months ended June 30, 1996 compared to $162,929 for the same period in 1995. This represented a decrease in depletion of $63,651, or 39%, primarily attributable to the adoption of FAS 121 effective the fourth quarter of 1995, as discussed previously. Oil production decreased 898 barrels for the three months ended June 30, 1996 from the same period in 1995.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased during the six months ended June 30, 1996 $1,393,337 from the same period ended June 30, 1995. This increase was primarily due to proceeds received from the litigation settlement as discussed in Note 3.

Net Cash Provided by Investing Activities

The Registrant's investing activities during the six months ended June 30, 1996 included proceeds from the disposal of oil and gas equipment on active properties. The six months ended June 30, 1995 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds were also received from the salvage of equipment on wells abandoned during the six months ended June 30, 1996 and 1995, and from the sale of equipment from properties abandoned in prior years.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $1,886,613 of which $1,458,932 was distributed to the limited partners and $427,681 to the general partners. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $431,225 of which $324,006 was distributed to the limited partners and $107,219 to the general partners.

Cash distributions to the partners of $1,886,613 for the six months ended June 30, 1996 included $1,094,360 to the limited partners and $297,944 to the general partners, resulting from proceeds received in the litigation settlement as discussed in Note 3.

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



                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Registrant is party to material litigation which is described in Note 3 of Notes to Financial Statements above.

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


                                    PARKER & PARSLEY 83-B, LTD.

                                By: Parker & Parsley Development L.P.,
                                     Managing General Partner
                                    By:  Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner




Dated:  August 9, 1996          By:  /s/ Steven L. Beal
                                   ---------------------------------------
                                   Steven L. Beal, Senior Vice
                                    President and Chief Financial
                                    Officer of PPUSA