Form 10-Q
period 1996-09-30
PARKER & PARSLEY 83-B LTD
filed 1996-11-12
CIK 743457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


  / x /          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /
                               Page 1 of 14 pages.
                             -There are no exhibits-

                           PARKER & PARSLEY 83-B, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1996 and
              December 31, 1995   ....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1996 and 1995.................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1996.................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1996 and 1995..............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    9



                           Part II. Other Information

Item 1.    Legal Proceedings..........................................   13


           Signatures.................................................   14

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                   September 30,   December 31,
                                                       1996            1995
                                                   ------------    ------------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $299,589 at September 30
    and $243,858 at December 31                    $    300,139    $    244,107
  Accounts receivable - oil and gas sales               219,161         196,954
                                                    -----------     -----------
         Total current assets                           519,300         441,061
                                                    -----------     -----------

Oil and gas properties - at cost, based on the
  successful efforts accounting method               19,518,445      20,977,361
    Accumulated depletion                           (14,475,644)    (15,667,506)
                                                    -----------     -----------
         Net oil and gas properties                   5,042,801       5,309,855
                                                    -----------     -----------
                                                   $  5,562,101    $  5,750,916
                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    103,019    $    113,554

Partners' capital:
  Limited partners (23,370 interests)                 4,847,280       5,009,377
  General partners                                      611,802         627,985
                                                    -----------     -----------
                                                      5,459,082       5,637,362
                                                    -----------     -----------
                                                   $  5,562,101    $  5,750,916
                                                    ===========     ===========

The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three months ended       Nine months ended
                                     September 30,            September 30,
                                ---------------------    ----------------------
                                   1996        1995         1996        1995
                                ---------   ---------    ----------  ----------
Revenues:
  Oil and gas                   $ 511,155   $ 431,336    $1,596,286  $1,389,824
  Interest                          4,314       4,162        10,781      10,172
  Litigation settlement               -           -       1,392,304         -
  Salvage income from equipment
    disposals                         -           -          16,461         -
  Gain on abandoned properties     18,597         776        50,718      35,073
                                 --------    --------     ---------   ---------
                                  534,066     436,274     3,066,550   1,435,069
                                 --------    --------     ---------   ---------
Costs and expenses:
  Oil and gas production          239,457     240,174       731,300     712,079
  General and administrative       16,613      14,985        51,709      45,578
  Depletion                        78,379     146,934       280,963     475,229
  Abandoned property               10,417      17,725        33,950      37,105
                                 --------    --------     ---------   ---------
                                  344,866     419,818     1,097,922   1,269,991
                                 --------    --------     ---------   ---------
Net income                      $ 189,200   $  16,456    $1,968,628  $  165,078
                                 ========    ========     =========   =========

Allocation of net income
  (loss):
    General partners            $  58,149   $  29,394    $  480,140  $  114,016
                                 ========    ========     =========   =========

    Limited partners            $ 131,051   $ (12,938)   $1,488,488  $   51,062
                                 ========    ========     =========   =========
Net income (loss) per limited
  partnership interest          $    5.61   $    (.56)   $    63.69  $     2.18
                                 ========    ========     =========   =========
Distributions per limited
  partnership interest          $    8.20   $    7.00    $    70.63  $    20.86
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                   General         Limited
                                   partners        partners           Total
                                  ----------      -----------      -----------

Balance at January 1, 1996        $  627,985      $ 5,009,377      $ 5,637,362

    Distributions                   (496,323)      (1,650,585)      (2,146,908)

    Net income                       480,140        1,488,488        1,968,628
                                   ---------       ----------       ----------

Balance at September 30, 1996     $  611,802      $ 4,847,280      $ 5,459,082
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine months ended
                                                            September 30,
                                                     --------------------------
                                                         1996           1995
                                                     -----------     ----------
Cash flows from operating activities:

  Net income                                         $ 1,968,628     $  165,078
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                          280,963        475,229
      Gain on abandoned properties                       (50,718)       (35,073)
      Salvage income from equipment disposals            (16,461)           -
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable         (22,207)        17,453
      Increase (decrease) in accounts payable            (23,011)        27,577
                                                      ----------      ---------
        Net cash provided by operating activities      2,137,194        650,264
                                                      ----------      ---------

Cash flows from investing activities:

  (Additions) disposals of oil and gas properties         (1,433)        26,981
  Proceeds from equipment salvage on abandoned
    properties                                            50,718         35,073
  Proceeds from salvage income from equipment
    disposals                                             16,461            -
                                                      ----------      ---------
        Net cash provided by investing activities         65,746         62,054
                                                      ----------      ---------
Cash flows from financing activities:

  Cash distributions to partners                      (2,146,908)      (644,566)
                                                      ----------      ---------
Net increase in cash and cash equivalents                 56,032         67,752
Cash and cash equivalents at beginning of period         244,107        160,065
                                                      ----------      ---------
Cash and cash equivalents at end of period           $   300,139     $  227,817
                                                      ==========      =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

Note 1.

Parker & Parsley 83-B, Ltd. (the "Registrant") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustment which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $1,094,360, or $46.83 per limited partnership interest to the Registrant and its partners.

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $1,596,286 from $1,389,824 for the nine months ended September 30, 1996 and 1995 respectively, an increase of 15%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 4% decrease in barrels of oil produced and sold and a 13% decrease in mcf of gas produced and sold. For the nine months ended September 30, 1996, 55,394 barrels of oil were sold compared to 57,970 for the same period in 1995, a decrease of 2,576 barrels. For the nine months ended September 30, 1996, 201,191 mcf of gas were sold compared to 230,256 for the same period in 1995, a decrease of 29,065 mcf. The production volume decreases were primarily due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.65, or 21%, from $17.33 for the nine months ended September 30, 1995 to $20.98 for the same period in 1996 while the average price received per mcf of gas increased 29% from $1.67 for the nine months ended September 30, 1995 to $2.16 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

Salvage income of $16,461 for the nine months ended September 30, 1996 was derived from the disposal of equipment on three wells plugged and abandoned in prior years.

A gain on abandoned properties of $50,718 was attributable to proceeds received from equipment credits on two fully depleted wells, abandoned during the nine months ended September 30, 1996. During the same period in 1995, a gain of $35,073 on abandoned properties resulted from proceeds received from equipment credits on one fully depleted property. Expenses incurred during 1996 to plug and abandon two uneconomical wells totaled $33,950 compared to $37,105 for the same period in 1995.

Costs and Expenses:

Total costs and expenses decreased to $1,097,922 for the nine months ended September 30, 1996 as compared to $1,269,991 for the same period in 1995, a decrease of $172,069, or 14%. This decrease was due to declines in depletion and abandoned property costs, offset by an increase in production costs and general and administrative expenses ("G&A").
                                        9

Production costs were $731,300 for the nine months ended September 30, 1996 and $712,079 for the same period in 1995 resulting in a $19,221 increase, or 3%. The increase was due to increases in well repair and maintenance costs and production taxes, offset by lower ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 13% from $45,578 for the nine months ended September 30, 1995 to $51,709 for the same period in 1996.

Depletion was $280,963 for the nine months ended September 30, 1996 compared to $475,229 for the same period in 1995, representing a decrease of $194,266, or 41%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production of 2,576 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, and
(iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $1,094,360, or $46.83 per limited partnership interest to the Registrant and its partners.

Three months ended September 30, 1996 compared with three months ended September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $511,155 from $431,336 for the three months ended September 30, 1996 and 1995, respectively, an increase of 19%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 4% decrease in barrels of oil produced and sold and a 23% decrease in mcf of gas produced and sold. For the three months ended September 30, 1996, 17,421 barrels of oil were sold compared to 18,192 for the same period in 1995, a decrease of 771 barrels. For the three months ended September 30, 1996, 65,090 mcf of gas were sold compared to 84,151 for the same period in 1995, a decrease of 19,061 mcf. The production volume decreases were primarily due to the decline characteristics of the Registrant's oil and gas properties.
                                       11

The average price received per barrel of oil increased $5.14, or 31%, from $16.62 for the three months ended September 30, 1995 to $21.76 for the same period in 1996, while the average price received per mcf of gas increased 33% from $1.53 for the three months ended September 30, 1995 to $2.03 for the same period in 1996.

A gain on abandoned properties of $18,597 was attributable to proceeds received from equipment credits on two fully depleted wells, abandoned during the three months ended September 30, 1996. During the same period in 1995, a gain of $776 on abandoned properties resulted from proceeds received from equipment credits on one fully depleted property. Expenses incurred during 1996 to plug and abandon two uneconomical wells totaled $10,417, compared to $17,725 for the same period in 1995.

Costs and Expenses:

Total costs and expenses decreased to $344,866 for the three months ended September 30, 1996 as compared to $419,818 for the same period in 1995, a decrease of $74,952, or 18%. This decrease was due to declines in production costs, depletion and abandoned property costs, offset by an increase in G&A.

Production costs were $239,457 for the three months ended September 30, 1996 and $240,174 for the same period in 1995 resulting in a $717 decrease. The decrease was due to a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 11% from $14,985 for the three months ended September 30, 1995 to $16,613 for the same period in 1996.

Depletion was $78,379 for the three months ended September 30, 1996 compared to $146,934 for the same period in 1995, representing a decrease of $68,555, or 47%, partially attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121,
(ii) a reduction in oil production of 771 barrels for the three months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $1,486,930 during the nine months ended September 30, 1996 from the same period ended September 30, 1995. This increase was primarily due to proceeds received from the litigation settlement as discussed in Note 3, in addition to an increase in oil and gas sales, offset by an increase in production costs paid.

Net Cash Provided by Investing Activities

The Registrant's investing activities during for the nine months ended September 30, 1996 included expenditures related to equipment replacement on various oil and gas properties. The nine months ended September 30, 1995 included proceeds received from the disposal of oil and gas equipment on active properties.

Proceeds of $50,718 and $35,073 were received from the salvage of equipment on wells abandoned during the nine months ended September 30, 1996 and 1995, respectively. Proceeds from salvage income on the sale of equipment from properties abandoned in prior years totaled $16,461 during the nine months ended September 30, 1996.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $2,146,908 of which $1,650,585 was distributed to the limited partners and $496,323 to the general partners. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $644,566 of which $487,582 was distributed to the limited partners and $156,984 to the general partners.

Cash distributions to the partners of $2,146,908 for the nine months ended September 30, 1996 include $1,094,360 to the limited partners and $297,944 to the general partners, resulting from proceeds received in the litigation settlement as discussed in Note 3.

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


                           Part II. Other Information

Item 1.        Legal Proceedings

During April 1996, the Registrant completed the settlement of a material litigation to which it was a party. This litigation and settlement thereof is described in Note 3 of Notes to Financial Statements above.

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


                                     PARKER & PARSLEY 83-B, LTD.

                               By:   Parker & Parsley Development L.P.,
                                      Managing General Partner

                                     By:   Parker & Parsley Petroleum USA, Inc.
                                            ("PPUSA") General Partner




Dated:  November 11, 1996      By:   /s/ Steven L. Beal
                                     ---------------------------------------
                                     Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA