Form 10-Q
period 1997-03-31
PARKER & PARSLEY 83-B LTD
filed 1997-05-07
CIK 743457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


  / x /          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 83-B, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.  Financial Statements

         Balance Sheets as of March 31, 1997 and
           December 31, 1996...........................................    3

         Statements of Operations for the three months
           ended March 31, 1997 and 1996...............................    4

         Statement of Partners' Capital for the three months
           ended March 31, 1997........................................    5

         Statements of Cash Flows for the three months
           ended March 31, 1997 and 1996...............................    6

         Notes to Financial Statements.................................    7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................    7



                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K..............................    9

         27.    Financial Data Schedule

         Signatures....................................................   10

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                     March 31,    December 31,
                                                       1997           1996
                                                   ------------   ------------
                                                   (Unaudited)
                ASSETS

Current assets:
 Cash and cash equivalents, including interest
   bearing deposits of $298,806 at March 31
   and $228,437 at December 31                     $    299,306   $    228,937
 Accounts receivable - oil and gas sales                240,313        349,015
                                                    -----------    -----------
          Total current assets                          539,619        577,952
                                                    -----------    -----------
Oil and gas properties - at cost, based on the
 successful efforts accounting method                19,520,111     19,519,571
Accumulated depletion                               (14,655,064)   (14,559,884)
                                                    -----------    -----------
          Net oil and gas properties                  4,865,047      4,959,687
                                                    -----------    -----------
                                                   $  5,404,666   $  5,537,639
                                                    ===========    ===========

    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
 Accounts payable - affiliate                      $     55,292   $     48,087

Partners' capital:
 General partners                                       607,635        629,059
 Limited partners (23,370 interests)                  4,741,739      4,860,493
                                                    -----------    -----------
                                                      5,349,374      5,489,552
                                                    -----------    -----------
                                                   $  5,404,666   $  5,537,639
                                                    ===========    ===========

  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three months ended
                                                           March 31,
                                                 ---------------------------
                                                    1997             1996
                                                 ----------       ----------
Revenues:
   Oil and gas                                   $  570,063       $  520,877
   Interest                                           3,895            2,890
   Salvage income from equipment disposals              -             16,461
                                                  ---------        ---------
                                                    573,958          540,228
                                                  ---------        ---------
Costs and expenses:
   Oil and gas production                           275,580          263,298
   General and administrative                        18,886           15,876
   Depletion                                         95,180          103,306
                                                  ---------        ---------
                                                    389,646          382,480
                                                  ---------        ---------
Net income                                       $  184,312       $  157,748
                                                  =========        =========
Allocation of net income:
   General partners                              $   60,801       $   52,526
                                                  =========        =========
   Limited partners                              $  123,511       $  105,222
                                                  =========        =========
Net income per limited partnership interest      $     5.29       $     4.50
                                                  =========        =========
Distributions per limited partnership interest   $    10.37       $     7.00
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                    General       Limited
                                    partners      partners       Total
                                   ----------    ----------    ----------

Balance at January 1, 1997         $  629,059    $4,860,493    $5,489,552

   Distributions                      (82,225)     (242,265)     (324,490)

   Net income                          60,801       123,511       184,312
                                    ---------     ---------     ---------

Balance at March 31, 1997          $  607,635    $4,741,739    $5,349,374
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Three months ended
                                                           March 31,
                                                   -------------------------
                                                      1997           1996
                                                   ----------     ----------
Cash flows from operating activities:
 Net income                                        $  184,312     $  157,748
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depletion                                         95,180        103,306
     Salvage income from equipment disposals              -          (16,461)
Changes in assets and liabilities:
 (Increase) decrease in accounts receivable           108,702        (29,196)
 Increase (decrease) in accounts payable                7,205        (54,300)
                                                    ---------      ---------
       Net cash provided by operating activities      395,399        161,097
                                                    ---------      ---------
Cash flows from investing activities:
 (Additions to) disposals of oil and gas
   properties                                            (540)         2,327
 Proceeds from salvage income on equipment
   disposals                                              -           30,488
                                                    ---------      ---------
       Net cash provided by (used in) investing
         activities                                      (540)        32,815
                                                    ---------      ---------
Cash flows from financing activities:
 Cash distributions to partners                      (324,490)      (219,393)
                                                    ---------      ---------
Net increase (decrease) in cash and cash
  equivalents                                          70,369        (25,481)
Cash and cash equivalents at beginning of period      228,937        244,107
                                                    ---------      ---------
Cash and cash equivalents at end of period         $  299,306     $  218,626
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

Note 1.     Organization and nature of organization

Parker & Parsley 83-B, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased to $570,063 from $520,877 for the three months ended March 31, 1997 and 1996, respectively, an increase of 9%. The increase in revenues resulted from increases in the average prices received per barrel of oil and mcf of gas, offset by an 8% decrease in barrels of oil produced and sold and an 11% decrease in mcf of gas produced and sold. For the three months ended March 31, 1997, 17,792 barrels of oil were sold compared to 19,345 for the same period in 1996, a decrease of 1,553 barrels. For the three months ended March 31, 1997, 60,584 mcf of gas were sold compared to 68,398 for the same period in 1996, a decrease of 7,814 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.82, or 15%, from $19.14 for the three months ended March 31, 1996 to $21.96 for the same period in 1997 while the average price received per mcf of gas increased 35% from $2.20 for the three months ended March 31, 1996 to $2.96 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

Salvage income of $16,461 for the three months ended March 31, 1996 was derived from equipment credits received on three wells plugged and abandoned in prior years.

Costs and Expenses:

Total costs and expenses increased to $389,646 for the three months ended March 31, 1997 as compared to $382,480 for the same period in 1996, an increase of $7,166. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decrease in depletion.

Production costs were $275,580 for the three months ended March 31, 1997 and $263,298 for the same period in 1996 resulting in a $12,282 increase, or 5%. The increase was due to an increase in workover expenses incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 19% from $15,876 for the three months ended March 31, 1996 to $18,886 for the same period in 1997.

Depletion was $95,180 for the three months ended March 31, 1997 compared to $103,306 for the same period in 1996. This represented a decrease in depletion of $8,126, or 8%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities:

Net cash provided by operating activities increased $234,302 during the three months ended March 31, 1997 from the same period in 1996. This increase was due to an increase in oil and gas sales receipts and a decrease in expenditures for production costs.

Net Cash Provided by (Used in) Investing Activities:

The Partnership's investing activities for the three months ended March 31, 1997 and 1996 were related to the addition or disposal of oil and gas equipment on active properties.

Proceeds of $30,488 were received during the three months ended March 31, 1996 from the disposal of oil and gas equipment on three wells plugged and abandoned in prior years.

Net Cash Used in Financing Activities:

For the three months ended March 31, 1997, cash was sufficient for distributions to the partners of $324,490 of which $242,265 was distributed to the limited partners and $82,225 to the general partners. For the same period ended March 31, 1996, cash was sufficient for distributions to the partners of $219,393 of which $163,590 was distributed to the limited partners and $55,803 to the general partners.

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



                                             Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.    Financial Data Schedule

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


                                     PARKER & PARSLEY 83-B, LTD.

                                By:  Parker & Parsley Development L.P.,
                                     Managing General Partner

                                     By:  Parker & Parsley Petroleum USA, Inc.
                                          ("PPUSA"), General Partner



Dated:  May 7, 1997             By:    /s/ Steven L. Beal
                                    -------------------------------------
                                     Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA