Form 10-Q
period 1997-06-30
PARKER & PARSLEY 83-B LTD
filed 1997-08-13
CIK 743457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


  / x /          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997
                                       or

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

                                Yes / x / No / /

                               Page 1 of 12 pages.
                            Exhibit index on page 11.

                           PARKER & PARSLEY 83-B, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                                                                       ----
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 1997 and
               December 31, 1996   ..................................    3

            Statements of Operations for the three and six
              months ended June 30, 1997 and 1996....................    4

            Statement of Partners' Capital for the six months
              ended June 30, 1997....................................    5

            Statements of Cash Flows for the six months
              ended June 30, 1997 and 1996...........................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   11

            27.   Financial Data Schedule

            Signatures...............................................   12

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.    Financial Statements
                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1997            1996
                                                   -----------     ------------
                                                   (Unaudited)
                     ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $295,257 at June 30
     and $228,437 at December 31                   $    295,757    $    228,937
   Accounts receivable - oil and gas sales              213,137         349,015
                                                    -----------     -----------
           Total current assets                         508,894         577,952
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              19,510,009      19,519,571
Accumulated depletion                               (14,746,328)    (14,559,884)
                                                    -----------     -----------
     Net oil and gas properties                       4,763,681       4,959,687
                                                    -----------     -----------
                                                   $  5,272,575    $  5,537,639
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $     62,968    $     48,087

Partners' capital:
   General partners                                     585,516         629,059
   Limited partners (23,370 interests)                4,624,091       4,860,493
                                                    -----------     -----------
                                                      5,209,607       5,489,552
                                                    -----------     -----------
                                                   $  5,272,575    $  5,537,639
                                                    ===========     ===========


   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                Three months ended         Six months ended
                                      June 30,                  June 30,
                              ----------------------    -----------------------
                                 1997        1996          1997         1996
                              ---------   ----------    ----------   ----------
Revenues:
  Oil and gas                 $ 462,893   $  564,254    $1,032,956   $1,085,131
  Interest                        4,519        3,577         8,414        6,467
  Salvage income from
    equipment disposals          16,500       32,121        16,500       48,582
  Litigation settlement             -      1,392,304           -      1,392,304
                               --------    ---------     ---------    ---------
                                483,912    1,992,256     1,057,870    2,532,484
                               --------    ---------     ---------    ---------
Costs and expenses:
  Oil and gas production        238,907      228,545       514,487      491,843
  General and administrative     14,880       19,220        33,766       35,096
  Depletion                      91,264       99,278       186,444      202,584
  Abandoned property                -         23,533           -         23,533
                               --------    ---------     ---------    ---------
                                345,051      370,576       734,697      753,056
                               --------    ---------     ---------    ---------
Net income                    $ 138,861   $1,621,680    $  323,173   $1,779,428
                               ========    =========     =========    =========
Allocation of net income:
   General partners           $  46,178   $  369,465    $  106,979   $  421,991
                               ========    =========     =========    =========
   Limited partners           $  92,683   $1,252,215    $  216,194   $1,357,437
                               ========    =========     =========    =========
Net income per limited
  partnership interest        $    3.96   $    53.58    $     9.25   $    58.08
                               ========    =========     =========    =========
Distributions per limited
  partnership interest        $    9.00   $    55.43    $    19.37   $    62.43
                               ========    =========     =========    =========



         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       General        Limited
                                       partners       partners         Total
                                      ----------     ----------     ----------

Balance at January 1, 1997            $  629,059     $4,860,493     $5,489,552

    Distributions                       (150,522)      (452,596)      (603,118)

    Net income                           106,979        216,194        323,173
                                       ---------      ---------      ---------

Balance at June 30, 1997              $  585,516     $4,624,091     $5,209,607
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                               June 30,
                                                      -------------------------
                                                         1997          1996
                                                      ----------    -----------
Cash flows from operating activities:
  Net income                                          $  323,173    $ 1,779,428
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depletion                                         186,444        202,584
       Salvage income from equipment disposals on
           abandoned properties                          (16,500)       (48,582)
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable           135,878        (38,538)
    Increase (decrease) in accounts payable               14,881        (34,455)
                                                       ---------     ----------
          Net cash provided by operating activities      643,876      1,860,437
                                                       ---------     ----------
Cash flows from investing activities:
  Deletions of oil and gas properties                      9,562          7,591
  Proceeds from equipment salvage on abandoned
    properties                                            16,500         48,582
                                                       ---------     ----------
          Net cash provided by investing activities       26,062         56,173
                                                       ---------     ----------
Cash flows from financing activities:
  Cash distributions to partners                        (603,118)    (1,886,613)
                                                       ---------     ----------
Net increase in cash and cash equivalents                 66,820         29,997
Cash and cash equivalents at beginning of period         228,937        244,107
                                                       ---------     ----------
Cash and cash equivalents at end of period            $  295,757    $   274,104
                                                       =========     ==========



         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 83-B, Ltd. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the June 30, 1996 financial statements to conform to the June 30, 1997 financial statements.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 5% to $1,032,956 from $1,085,131 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues resulted from a 13% decrease in mcf of gas produced and sold, a 7% decrease in barrels of oil produced and sold, and a slight decline in the average price received per barrel of oil, offset by an increase in the average price received per mcf of gas. For the six months ended June 30, 1997, 35,130 barrels of oil were sold compared to 37,973 for the same period in 1996, a decrease of 2,843 barrels. For the six months ended June 30, 1997, 118,613 mcf of gas were sold compared to 136,101 for the same period in 1996, a decrease of 17,488 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased slightly from $20.63 for the six months ended June 30, 1996 to $20.42 for the same period in 1997, while the average price received per mcf of gas increased 20% from $2.22 during the six months ended June 30, 1996 to $2.66 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

Salvage income of $16,500 and $48,582 for the six months ended June 30, 1997 and June 30, 1996, respectively, was derived from the disposal of equipment on wells plugged and abandoned in prior years. Expenses incurred during 1996 to plug and abandon two uneconomical wells totaled $23,533.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $1,392,304, which included $1,094,360, or $46.83 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses decreased to $734,697 for the six months ended June 30, 1997 as compared to $753,056 for the same period in 1996, a decrease of $18,359. This decrease resulted from declines in abandoned property costs, depletion and general and administrative expenses ("G&A"), offset by an increase in production costs.

Production costs were $514,487 for the six months ended June 30, 1997 and $491,843 for the same period in 1996 resulting in a $22,644 increase, or 5%. The increase was due to additional workover expenses incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 4% from $35,096 for the six months ended June 30, 1996 to $33,766 for the same period in 1997.

Depletion was $186,444 for the six months ended June 30, 1997 compared to $202,584 for the same period in 1996. This represented a decrease in depletion of $16,140, or 8%.

Three months ended June 30, 1997 compared with three months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 18% to $462,893 from $564,254 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in revenues resulted from a 14% decline in mcf of gas produced and sold, a 7% decline in barrels of oil produced and sold and a lower average price received per barrel of oil, offset by an increase in the average price received per mcf of gas. For the three months ended June 30, 1997, 17,338 barrels of oil were sold compared to 18,628 for the same period in 1996, a decrease of 1,290 barrels. For the three months ended June 30, 1997, 58,029 mcf of gas were sold compared to 67,703 for the same period in 1996, a decrease of 9,674 mcf. The production volume decreases were primarily due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.32, or 15%, from $22.17 for the three months ended June 30, 1996 to $18.85 for the three months ended June 30, 1997, while the average price received per mcf of gas increased 5% from $2.23 during the three months ended June 30, 1996 to $2.35 for the same period in 1997.

Salvage income of $16,500 and $32,121 for the three months ended June 30, 1997 and June 30, 1996, respectively, was derived from the disposal of equipment on wells plugged and abandoned in a prior year. Expenses incurred during 1996 to plug and abandon two uneconomical wells totaled $23,533.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $1,392,304, which included $1,094,360, or $46.83 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses decreased to $345,051 for the three months ended June 30, 1997 as compared to $370,576 for the same period in 1996, a decrease of $25,525, or 7%. This decrease resulted from declines in abandoned property costs, depletion and G&A, offset by an increase in production costs.

Production costs were $238,907 for the three months ended June 30, 1997 and $228,545 for the same period in 1996 resulting in a $10,362 increase, or 5%. The increase was due to additional workover expenses incurred in an effort to stimulate well production, offset by declines in well repair and maintenance costs and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 23% from $19,220 for the three months ended June 30, 1996 to $14,880 for the same period in 1997.

Depletion was $91,264 for the three months ended June 30, 1997 compared to $99,278 for the same period in 1996. This represented a decrease in depletion of $8,014, or 8%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $1,216,561 during the six months ended June 30, 1997 from the same period ended June 30, 1996. This decrease was due to proceeds received from the litigation settlement during 1996 as discussed in Item 2, offset by an increase in oil and gas sales receipts and a decline in production costs paid.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the six months ended June 30, 1997 and 1996 included proceeds from the disposal of oil and gas equipment on active properties.

Proceeds of $16,500 and $48,582 were received during the six months ended June 30, 1997 and 1996, respectively, from the sale of equipment from properties abandoned in prior years.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $603,118 of which $150,522 was distributed to the general partners and $452,596 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $1,886,613 of which $427,681 was distributed to the general partners and $1,458,932 to the limited partners. Cash distributions to the partners of $1,886,613 for the six months ended June 30, 1996 included $297,944 to the general partners and $1,094,360 to the limited partners, resulting from proceeds received in the litigation settlement as discussed in Item 2.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

--------------
(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.

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


                                       PARKER & PARSLEY 83-B, LTD.

                                 By:   Parker & Parsley Development L.P.,
                                        Managing General Partner
                                       By:  Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner




Dated:  August 13, 1997          By:    /s/ Rich Dealy
                                       --------------------------------
                                       Rich Dealy, Controller of PPUSA