Form 10-Q
period 1997-09-30
PARKER & PARSLEY 83-B LTD
filed 1997-11-10
CIK 743457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


/ x /            Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                           PARKER & PARSLEY 83-B, LTD.

                                TABLE OF CONTENTS


                                                                           Page
                          Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of September 30, 1997 and
             December 31, 1996   ........................................    3

          Statements of Operations for the three and nine
            months ended September 30, 1997 and 1996.....................    4

          Statement of Partners' Capital for the nine months
            ended September 30, 1997.....................................    5

          Statements of Cash Flows for the nine months ended
            September 30, 1997 and 1996..................................    6

          Notes to Financial Statements..................................    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................    7



                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K...............................   11


          27.   Financial Data Schedule

          Signatures.....................................................   12

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                   September 30,    December 31,
                                                       1997             1996
                                                   -------------   -------------
                                                    (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
    bearing deposits of $261,317 at September 30
    and $228,437  at December 31                   $    261,817    $    228,937
   Accounts receivable - oil and gas sales              208,060         349,015
                                                    -----------     -----------

         Total current assets                           469,877         577,952
                                                    -----------     -----------

Oil and gas properties - at cost, based on the
   successful efforts accounting method
Accumulated depletion                                19,520,734      19,519,571
                                                    (14,834,136)    (14,559,884)
                                                    -----------     -----------

         Net oil and gas properties                   4,686,598       4,959,687
                                                    -----------     -----------

                                                   $  5,156,475    $  5,537,639
                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $     68,755    $     48,087

Partners' capital:
   General partners                                     568,339         629,059
   Limited partners (23,370 interests)                4,519,381       4,860,493
                                                    -----------     -----------

                                                      5,087,720       5,489,552
                                                    -----------     -----------

                                                   $  5,156,475    $  5,537,639
                                                    ===========     ===========




The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three months ended        Nine months ended
                                     September 30,            September 30,
                                ----------------------   ----------------------
                                   1997        1996         1997        1996
                                ----------  ----------   ----------  ----------

Revenues:
  Oil and gas                   $ 411,409   $ 511,155   $1,444,365   $1,596,286
  Interest                          4,175       4,314       12,589       10,781
  Litigation settlement               -           -            -      1,392,304
  Gain on disposition of assets    15,884      18,597       32,384       67,179
                                 --------    --------    ---------    ---------
                                  431,468     534,066    1,489,338    3,066,550
                                 --------    --------    ---------    ---------

Costs and expenses:
  Oil and gas production          235,796     239,457      750,283      731,300
  General and administrative       13,903      16,613       47,669       51,709
  Depletion                        87,808      78,379      274,252      280,963
  Abandoned property                2,639      10,417        2,639       33,950
                                 --------    --------    ---------    ---------
                                  340,146     344,866    1,074,843    1,097,922
                                 --------    --------    ---------    ---------

Net income                      $  91,322   $ 189,200   $  414,495   $1,968,628
                                 ========    ========    =========    =========
Allocation of net income:
  General partners              $  34,405   $  58,149   $  141,384   $  480,140
                                 ========    ========    =========    =========
  Limited partners              $  56,917   $ 131,051   $  273,111   $1,488,488
                                 ========    ========    =========    =========
Net income per limited
  partnership interest          $    2.44   $    5.61   $    11.69   $    63.69
                                 ========    ========    =========    =========
Distributions per limited
  partnership interest          $    6.91   $    8.20   $    26.28   $    70.63
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       General         Limited
                                       partners        partners        Total
                                   -------------   -------------   -------------

Balance at January 1, 1997         $    629,059    $  4,860,493    $  5,489,552

    Distributions                      (202,104)       (614,223)       (816,327)

    Net income                          141,384         273,111         414,495
                                    -----------      ----------     -----------

Balance at September 30, 1997      $    568,339    $  4,519,381    $  5,087,720
                                    ===========     ===========     ===========




   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Nine months ended
                                                              September 30,
                                                       -------------------------
                                                           1997         1996
                                                       -----------  ------------
Cash flows from operating activities:

  Net income                                           $  414,495   $ 1,968,628
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                           274,252       280,963
      Gain on disposition of assets                       (32,384)      (67,179)
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable          140,955       (22,207)
      Increase (decrease) in accounts payable              20,668       (23,011)
                                                       ----------    ----------

         Net cash provided by operating activities        817,986     2,137,194
                                                       ----------    ----------
Cash flows from investing activities:

  Additions to oil and gas properties                      (1,163)       (1,433)
  Proceeds from disposition of assets                      32,384        67,179
                                                       ----------    ----------

         Net cash provided by investing activities         31,221        65,746
                                                       ----------    ----------
Cash flows from financing activities:

  Cash distributions to partners                         (816,327)   (2,146,908)
                                                       ----------    ----------

Net increase in cash and cash equivalents                  32,880        56,032
Cash and cash equivalents at beginning of period          228,937       244,107
                                                       ----------    ----------

Cash and cash equivalents at end of period           $    261,817   $   300,139
                                                      ===========    ==========



   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1.   Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 83-B, Ltd. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustment which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the managing general partner of the Partnership, joining the existing general partner, P&P Employees 83-B, Ltd. ("EMPL"), a Texas limited partnership whose general partner is Pioneer USA, and 23,370 limited partners as of March 8, 1997. Prior to August 8, 1997, the Partnership's managing general partner and the general partner of EMPL was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the managing general partner of the Partnership and the general partner of EMPL as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities & Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with nine months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 10% to $1,444,365 from $1,596,286 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease was a result of declines in barrels of oil and mcf of gas produced and sold and a lower average price received per barrel of oil, offset by an increase in the average price received per mcf of gas. For the nine months ended September 30, 1997, 50,567 barrels of oil were sold compared to 55,394 for the same period in 1996, a decrease of 4,827 barrels, or 9%. For the nine months ended September 30, 1997, 180,227 mcf of gas were sold compared to 201,191 for the same period in 1996, a decrease of 20,964 mcf, or 10%. The production volume decreases were due to the decline characteristics of the Partnership's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.16, or 6%, from $20.98 for the nine months ended September 30, 1996 to $19.82 for the same period in 1997, while the average price received per mcf of gas increased 13% from $2.16 for the nine months ended September 30, 1996 to $2.45 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

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

Gain on disposition of assets was comprised of a gain on abandoned properties of $32,384 and $50,718 attributable to proceeds received from equipment credits on two fully depleted wells, abandoned during the nine months ended September 30, 1997 and September 30, 1996, respectively, and salvage income of $16,461 for the nine months ended September 30, 1996, that was derived from the disposal of equipment on wells plugged and abandoned in prior years. Expenses incurred during the nine months ended September 30, 1997 and 1996 to plug and abandon two wells were $2,639 and $33,950, respectively.

Costs and Expenses:

Total costs and expenses decreased to $1,074,843 for the nine months ended September 30, 1997 as compared to $1,097,922 for the same period in 1996, a decrease of $23,079. This decrease was due to declines in abandoned property costs, depletion, and general and administrative expenses ("G&A"), offset by an increase in production costs.

Production costs were $750,283 for the nine months ended September 30, 1997 and $731,300 for the same period in 1996 resulting in an $18,983 increase, or 3%. The increase was due to additional workover expenses incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 8% from $51,709 for the nine months ended September 30, 1996 to $47,669 for the same period in 1997.

Depletion was $274,252 for the nine months ended September 30, 1997 compared to $280,963 for the same period in 1996, representing a decrease of $6,711. The decrease was due to the decline in oil production of 4,827 barrels for the nine months ended September 30, 1997 as compared with same period in 1996, offset by a decrease in oil reserves in 1997 due to lower commodity prices.

Three months ended September 30, 1997 compared with three months ended September
  30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 20% to $411,409 from $511,155 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease was a result of a lower average price received per barrel of oil and declines in barrels of oil and mcf of gas produced and sold, offset by an increase in the average price received per mcf of gas. For the three months ended September 30, 1997, 15,437 barrels of oil were sold compared to 17,421 for the same period in 1996, a decrease of 1,984 barrels or 11%. For the three months ended September 30, 1997, 61,614 mcf of gas were sold compared to 65,090 for the same period in 1996, a decrease of 3,476 mcf, or 5%. The production volume decreases were primarily due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.33, or 15%, from $21.76 for the three months ended September 30, 1996 to $18.43 for the same period in 1997, while the average price received per mcf of gas increased slightly from $2.03 for the three months ended September 30, 1996 to $2.06 for the same period in 1997.

Gain on disposition of assets was comprised of a gain on abandoned properties of $15,884 attributable to proceeds received from equipment credits on two fully depleted wells, abandoned during the three months ended September 30, 1997. During the same period in 1996, a gain of $18,597 on abandoned properties resulted from proceeds received from equipment credits on one fully depleted property. Expenses incurred during three months ended September 30, 1997 and 1996 to plug and abandon two uneconomical wells were $2,639 and $10,417, respectively.

Costs and Expenses:

Total costs and expenses decreased to $340,146 for the three months ended September 30, 1997 as compared to $344,866 for the same period in 1996, a decrease of $4,720. This decrease was due to declines in abandoned property costs, production costs, and G&A, offset by an increase in depletion.

Production costs were $235,796 for the three months ended September 30, 1997 and $239,457 for the same period in 1996 resulting in a $3,661 decrease. The decrease was due to lower production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 16% from $16,613 for the three months ended September 30, 1996 to $13,903 for the same period in 1997.

Depletion was $87,808 for the three months ended September 30, 1997 compared to $78,379 for the same period in 1996, representing an increase of $9,429, or 12%, partially attributable to a decrease in oil reserves in the third quarter of 1997 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $1,319,208 during the nine months ended September 30, 1997 from the same period ended September 30, 1996. This decrease was primarily due to the receipt of proceeds from the litigation settlement received in 1996 as discussed in Item 2, offset by an increase in oil and gas sales receipts and a decrease in production costs paid.

Net Cash Provided by Investing Activities

The  Partnership's  investing  activities  during  for  the  nine  months  ended
September  30,  1997  and  1996  included   expenditures  related  to  equipment
replacement on various oil and gas properties.

Proceeds of $32,384 and $67,179 received during the nine months ended September 30, 1997 and 1996, respectively, were from the salvage of equipment on wells abandoned during 1996.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $816,327 of which $202,104 was distributed to the general partners and $614,223 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $2,146,908 of which $496,323 was distributed to the general partners and $1,650,585 to the limited partners. Cash distributions to the partners of $2,146,980 for the nine months ended September 30, 1996 included $297,944 to the general partners and $1,094,360 to the limited partners, resulting from proceeds received in the litigation settlement as discussed in Item 2.

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


                                          PARKER & PARSLEY 83-B, LTD.

                                 By:      Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner




Dated:  November 10, 1996        By:      /s/ Rich Dealy
                                          ------------------------------------
                                          Rich Dealy, Vice President and
                                            Controller