Form 10-Q
period 1998-03-31
PARKER & PARSLEY 83-B LTD
filed 1998-05-04
CIK 743457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



             / x / Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

                                Yes / x / No / /

                           PARKER & PARSLEY 83-B, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1998 and
              December 31, 1997   ........................................   3

           Statements of Operations for the three months
             ended March 31, 1998 and 1997................................   4

           Statement of Partners' Capital for the three months
             ended March 31, 1998.........................................   5

           Statements of Cash Flows for the three months
             ended March 31, 1998 and 1997................................   6

           Notes to Financial Statements..................................   7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................   7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...............................  10

           27.1    Financial Data Schedule

           Signatures.....................................................  11

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS


                                                    March 31,     December 31,
                                                      1998            1997
                                                  ------------    ------------
                                                   (Unaudited)
                      ASSETS
                      ------
Current assets:
   Cash and cash equivalents, including interest
      bearing deposits of $191,912 at March 31
      and $232,278 at December 31                 $    192,412    $    232,778
   Accounts receivable - oil and gas sales             169,692         223,024
   Other                                                   -            10,817
                                                   -----------     -----------

            Total current assets                       362,104         466,619
                                                   -----------     -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             19,465,962      19,461,615
Accumulated depletion                              (16,234,729)    (16,153,730)
                                                   -----------     -----------

            Net oil and gas properties               3,231,233       3,307,885
                                                   -----------     -----------

                                                  $  3,593,337    $  3,774,504
                                                   ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL
--------------------------------------
Current liabilities:
   Accounts payable - affiliate                   $     51,882    $     48,060

Partners' capital:
   General partners                                    401,159         435,525
   Limited partners (23,370 interests)               3,140,296       3,290,919
                                                   -----------     -----------

                                                     3,541,455       3,726,444
                                                   -----------     -----------

                                                  $  3,593,337    $  3,774,504
                                                   ===========     ===========


  The financial information included as of March 31, 1998 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three months ended
                                                                March 31,
                                                        -----------------------
                                                          1998           1997
                                                        ---------     ---------
Revenues:
   Oil and gas                                          $ 345,393     $ 570,063
   Interest                                                 3,545         3,895
                                                         --------      --------

                                                          348,938       573,958
                                                         --------      --------
Costs and expenses:
   Oil and gas production                                 267,185       275,580
   General and administrative                              10,845        18,886
   Depletion                                               80,999        95,180
                                                         --------      --------

                                                          359,029       389,646
                                                         --------      --------

Net income (loss)                                       $ (10,091)    $ 184,312
                                                         ========      ========
Allocation of net income (loss):
   General partners                                     $   9,748     $  60,801
                                                         ========      ========

   Limited partners                                     $ (19,839)    $ 123,511
                                                         ========      ========

Net income (loss) per limited partnership interest      $    (.85)    $    5.29
                                                         ========      ========

Distributions per limited partnership interest          $    5.60     $   10.37
                                                         ========      ========

   The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        General        Limited
                                        partners       partners        Total
                                       ----------     ----------    ----------

Balance at January 1, 1998             $  435,525     $3,290,919    $3,726,444

   Distributions                          (44,114)      (130,784)     (174,898)

   Net income (loss)                        9,748        (19,839)      (10,091)
                                        ---------      ---------     ---------

Balance at March 31, 1998              $  401,159     $3,140,296    $3,541,455
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three months ended
                                                                 March 31,
                                                          ---------------------
                                                            1998        1997
                                                          ---------   ---------
Cash flows from operating activities:
  Net income (loss)                                       $ (10,091)  $ 184,312
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Depletion                                            80,999      95,180
Changes in assets and liabilities:
  Accounts receivable                                        53,332     108,702
  Accounts payable                                            3,822       7,205
                                                           --------    --------

     Net cash provided by operating activities              128,062     395,399
                                                           --------    --------
Cash flows used in investing activities:
  Additions to oil and gas properties                        (4,347)       (540)
  Proceeds from asset disposition                            10,817         -
                                                           --------    --------

     Net cash provided by (used in) investing activities      6,470        (540)
                                                           --------    --------
Cash flows used in financing activities:
  Cash distributions to partners                           (174,898)   (324,490)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents        (40,366)     70,369
Cash and cash equivalents at beginning of period            232,778     228,937
                                                           --------    --------

Cash and cash equivalents at end of period                $ 192,412   $ 299,306
                                                           ========    ========

    The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                              financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)


Note 1.   Organization and nature of organization

Parker & Parsley 83-B, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.   Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1998 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased 39% to $345,393 from $570,063 for the three months ended March 31, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended March 31, 1998, 15,896 barrels of oil, 7,073 barrels of natural gas liquids ("NGLs") and 35,394 mcf of gas were sold, or 28,868 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1997, 17,792 barrels of oil and 60,584 mcf of gas were sold, or 27,889 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable for periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three months ended March 31, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three months ended March 31, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $7.09, or 32%, from $21.96 for the three months ended March 31, 1997 to $14.87 for the same period in 1998. The average price received per barrel of NGLs during the three months ended March 31, 1998 was $7.32. The average price received per mcf of gas decreased 45% from $2.96 during the three months ended March 31, 1997 to $1.62 for the same period in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1998. On April 23, 1998, the market price for West Texas intermediate crude was $13.80 per barrel. A continuation of the oil price environment experienced during the first quarter of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $359,029 for the three months ended March 31, 1998 as compared to $389,646 for the same period in 1997, a decrease of $30,617, or 8%. This decrease was due to decreases in depletion, production costs and general and administrative expenses ("G&A").

Production costs were $267,185 for the three months ended March 31, 1998 and $275,580 for the same period in 1997 resulting in a $8,395 decrease, or 3%. The decrease was due to a decline in production taxes and workover expenses, offset by an increase in well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 43% from $18,886 for the three months ended March 31, 1997 to $10,845 for the same period in 1998.

Depletion was $80,999 for the three months ended March 31, 1998 compared to $95,180 for the same period in 1997. This represented a decrease in depletion of $14,181, or 15%. The decrease was primarily due to a reduction in oil production of 1,896 barrels for the period ended March 31, 1998 as compared to the same period in 1997 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997, offset by a decrease in oil reserves during the three months ended March 31, 1998 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities:

Net cash provided by operating activities decreased $267,337 during the three months ended March 31, 1998 from the same period in 1997. This decrease was due to a decline in oil and gas sales receipts, offset by a decline in G&A expenses paid.

Cash Provided by (Used in) Investing Activities:

The Partnership's investing activities for the three months ended March 31, 1998 and 1997 were for expenditures related to oil and gas equipment replacement on active properties.

Proceeds from asset disposition of $10,817 were received during the three months ended March 31, 1998 from the sale of two oil and gas wells during 1997.

Net Cash Used in Financing Activities:

For the three months ended March 31, 1998, cash was sufficient for distributions to the partners of $174,898 of which $44,114 was distributed to the general partners and $130,784 to the limited partners. For the same period ended March 31, 1997, cash was sufficient for distributions to the partners of $324,490 of which $82,225 was distributed to the general partners and $242,265 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by March 1, 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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

                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.1    Financial Data Schedule

(b)  Reports on Form 8-K

       (1) On April 2, 1998, the Partnership filed a Current Report on Form 8-K dated March 31, 1998, reporting under Item 4 (Changes in Registrant's Certifying Accountants) the engagement of Ernst & Young LLP as the Partnership's independent auditors and the dismissal of KPMG Peat Marwick LLP effective upon the completion of the audit of the Partnership for the fiscal year ending December 31, 1997.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)


                               S I G N A T U R E S



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PARKER & PARSLEY 83-B, LTD.

                                    By:      Pioneer Natural Resources USA, Inc.
                                              Managing General Partner



Dated:  May 1, 1998                By:       /s/ Rich Dealy
                                             -----------------------------------
                                             Rich Dealy, Vice President
                                               and Chief Accounting Officer