Form 10-Q
period 1998-06-30
PARKER & PARSLEY 83-B LTD
filed 1998-08-03
CIK 743457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


      / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998
                                       or

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

                                Yes / x / No / /

                           PARKER & PARSLEY 83-B, LTD.

                                TABLE OF CONTENTS


                                                                          Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1998 and
              December 31, 1997.........................................    3

           Statements of Operations for the three and six
             months ended June 30, 1998 and 1997........................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1998........................................    5

           Statements of Cash Flows for the six months
             ended June 30, 1998 and 1997...............................    6

           Notes to Financial Statements................................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.............................   11

           27.1   Financial Data Schedule

           Signatures...................................................   12

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.    Financial Statements
                                 BALANCE SHEETS
                                                    June 30,       December 31,
                                                      1998             1997
                                                  ------------     ------------
                                                   (Unaudited)
                     ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $201,071 at June 30
     and $232,278 at December 31                  $    201,570     $    232,778
   Accounts receivable:
     Oil and gas sales                                 167,673          223,024
     Other                                                 -             10,817
                                                   -----------      -----------
           Total current assets                        369,243          466,619
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             19,474,226       19,461,615
Accumulated depletion                              (16,309,708)     (16,153,730)
                                                   -----------      -----------
     Net oil and gas properties                      3,164,518        3,307,885
                                                   -----------      -----------
                                                  $  3,533,761     $  3,774,504
                                                   ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $     59,754     $     48,060
Partners' capital:
   General partners                                    395,540          435,525
   Limited partners (23,370 interests)               3,078,467        3,290,919
                                                   -----------      -----------
                                                     3,474,007        3,726,444
                                                   -----------      -----------
                                                  $  3,533,761     $  3,774,504
                                                   ===========      ===========

   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                 ---------------------   ----------------------
                                    1998        1997        1998        1997
                                 ---------   ---------   ---------   ----------
Revenues:
  Oil and gas                    $ 324,521   $ 462,893   $ 669,914   $1,032,956
  Interest                           3,077       4,519       6,622        8,414
  Gain on disposition of assets        157      16,500         157       16,500
                                  --------    --------    --------    ---------
                                   327,755     483,912     676,693    1,057,870
                                  --------    --------    --------    ---------
Costs and expenses:
  Oil and gas production           262,138     238,907     529,323      514,487
  General and administrative        10,964      14,880      21,809       33,766
  Depletion                         74,979      91,264     155,978      186,444
                                  --------    --------    --------    ---------
                                   348,081     345,051     707,110      734,697
                                  --------    --------    --------    ---------
Net income (loss)                $ (20,326)  $ 138,861   $ (30,417)  $  323,173
                                  ========    ========    ========    =========
Allocation of net income (loss):
   General partners              $   6,449   $  46,178   $  16,197   $  106,979
                                  ========    ========    ========    =========
   Limited partners              $ (26,775)  $  92,683   $ (46,614)  $  216,194
                                  ========    ========    ========    =========
Net income (loss) per limited
  partnership interest           $   (1.14)  $    3.96   $   (1.99)  $     9.25
                                  ========    ========    ========    =========
Distributions per limited
  partnership interest           $    1.50   $    9.00   $    7.10   $    19.37
                                  ========    ========    ========    =========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                   General        Limited
                                   partners       partners        Total
                                  ----------     ----------     ----------

Balance at January 1, 1998        $  435,525     $3,290,919     $3,726,444

    Distributions                    (56,182)      (165,838)      (222,020)

    Net income (loss)                 16,197        (46,614)       (30,417)
                                   ---------      ---------      ---------

Balance at June 30, 1998          $  395,540     $3,078,467     $3,474,007
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six months ended
                                                               June 30,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                   $  (30,417)   $  323,173
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
       Depletion                                         155,978       186,444
       Gain on disposition of assets                        (157)      (16,500)
  Changes in assets and liabilities:
    Accounts receivable                                   55,351       135,878
    Accounts payable                                      11,694        14,881
                                                       ---------     ---------
          Net cash provided by operating
            activities                                   192,449       643,876
                                                       ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                    (12,611)          -
  Proceeds from asset disposition                         10,974        26,062
                                                       ---------     ---------
          Net cash provided by (used in)
            investing activities                          (1,637)       26,062
                                                       ---------     ---------
Cash flows from financing activities:
  Cash distributions to partners                        (222,020)     (603,118)
                                                       ---------     ---------
Net increase (decrease) in cash and cash equivalents     (31,208)       66,820
Cash and cash equivalents at beginning of period         232,778       228,937
                                                       ---------     ---------
Cash and cash equivalents at end of period            $  201,570    $  295,757
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

Note 1.     Organization and nature of organization

Parker & Parsley 83-B, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the June 30, 1997 financial statements to conform to the June 30, 1998 financial statements.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1998 compared with six months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 35% to $669,914 from $1,032,956 for the six months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the six months ended June 30, 1998, 31,285 barrels of oil,

14,787 barrels of natural gas liquids ("NGLs") and 71,913 mcf of gas were sold, or 58,058 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1997, 35,130 barrels of oil and 118,613 mcf of gas were sold, or 54,899 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and six months ended June 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.17, or 30%, from $20.42 for the six months ended June 30, 1997 to $14.25 for the same period in 1998. The average price received per barrel of NGLs during the six months ended June 30, 1998 was $7.46. The average price received per mcf of gas decreased 41% from $2.66 during the six months ended June 30, 1997 to $1.58 in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On July 29, 1998, the market price for West Texas intermediate crude was $11.58 per barrel. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $157 was recognized during the six months ended June 30, 1998 from post closing adjustments received from the sale of two oil and gas wells and an overriding royalty interest in one well during 1997. Salvage income of $16,500 for the six months ended June 30, 1997 was derived from the disposal of equipment on wells plugged and abandoned in prior years.

Costs and Expenses:

Total costs and expenses decreased to $707,110 for the six months ended June 30, 1998 as compared to $734,697 for the same period in 1997, a decrease of $27,587, or 4%. This decrease resulted from declines in depletion and general and administrative expenses ("G&A"), offset by an increase in production costs.

Production costs were $529,323 for the six months ended June 30, 1998 and $514,487 for the same period in 1997 resulting in a $14,836 increase, or 3%. The increase was due to additional well maintenance costs incurred in an effort to stimulate well production, offset by declines in production taxes and workover expenses.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 35% from $33,766 for the six months ended June 30, 1997 to $21,809 for the same period in 1998.

Depletion was $155,978 for the six months ended June 30, 1998 compared to $186,444 for the same period in 1997. This represented a decrease in depletion of $30,466, or 16%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997 and a reduction in oil production of 3,845 barrels for the period ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the six months ended June 30, 1998 as a result of lower commodity prices.

Three months ended June 30, 1998 compared with three months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 30% to $324,521 from $462,893 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended June 30, 1998, 15,389 barrels of oil, 7,714 barrels of NGLs and 36,519 mcf of gas were sold, or 29,190 BOEs. For the three months ended June 30, 1997, 17,338 barrels of oil and 58,029 mcf of gas were sold, or 27,010 BOEs.

The average price received per barrel of oil decreased $5.25, or 28%, from $18.85 for the three months ended June 30, 1997 to $13.60 for the three months ended June 30, 1998. The average price received per barrel of NGLs during the three months ended June 30, 1998 was $7.59. The average price received per mcf of gas decreased 34% from $2.35 during the three months ended June 30, 1997 to $1.55 for the same period in 1998.

A gain on disposition of assets of $157 was recognized during the three months ended June 30, 1998 from post closing adjustments received from the sale of two oil and gas wells and an overriding royalty interest in one well during 1997. Salvage income of $16,500 for the three months ended June 30, 1997 was derived from the disposal of equipment on wells plugged and abandoned in prior years.

Costs and Expenses:

Total costs and expenses increased to $348,081 for the three months ended June 30, 1998 as compared to $345,051 for the same period in 1997, an increase of $3,030. This increase resulted from higher production costs, offset by declines in depletion and G&A.

Production costs were $262,138 for the three months ended June 30, 1998 and $238,907 for the same period in 1997 resulting in a $23,231 increase, or 10%. The increase was due to additional well maintenance costs incurred in an effort to stimulate well production, offset by declines in workover expenses and production taxes.
                                        9

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 26% from $14,880 for the three months ended June 30, 1997 to $10,964 for the same period in 1998.

Depletion was $74,979 for the three months ended June 30, 1998 compared to $91,264 for the same period in 1997. This represented a decrease in depletion of $16,285, or 18%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997 and a reduction in oil production of 1,949 barrels for the period ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the three months ended June 30, 1998 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $451,427 during the six months ended June 30, 1998 from the same period ended June 30, 1997. This decrease was due to a decline in oil and gas sales receipts and an increase in production costs paid, offset by a decrease in G&A expenses paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the six months ended June 30, 1998 were related to oil and gas equipment replacement on active properties.

Proceeds from asset disposition of $10,974 were received during the six months ended June 30, 1998 from the sale of two oil and gas wells during 1997. Proceeds of $26,062 were received during the same period in 1997 of which $16,500 was derived from the sale of equipment from properties abandoned in prior years and $9,562 was received from the disposal of equipment on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1998 to cover distributions to the partners of $222,020 of which $56,182 was distributed to the general partners and $165,838 to the limited partners. For the same period ended June 30, 1997, cash was sufficient for distributions to the partners of $603,118 of which $150,522 was distributed to the general partners and $452,596 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by June 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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


                                           PARKER & PARSLEY 83-B, LTD.

                                     By:   Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated:  August 3, 1998               By:    /s/ Rich Dealy
                                           -----------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer