Form 10-Q
period 1999-06-30
PARKER & PARSLEY 83-B LTD
filed 1999-08-06
CIK 743457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999


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

                                Yes / x / No / /

                           PARKER & PARSLEY 83-B, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1999 and
              December 31, 1998......................................    3

           Statements of Operations for the three and six
             months ended June 30, 1999 and 1998.....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1999.....................................    5

           Statements of Cash Flows for the six months
             ended June 30, 1999 and 1998............................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   12

           27.1   Financial Data Schedule

           Signatures................................................   13

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.    Financial Statements

                                 BALANCE SHEETS

                                                     June 30,      December 31,
                                                       1999            1998
                                                   ------------    ------------
                                                   (Unaudited)

                     ASSETS

Current assets:
  Cash                                             $    216,407    $    173,699
  Accounts receivable - oil and gas sales               229,851         150,704
                                                    -----------     -----------
           Total current assets                         446,258         324,403
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               19,491,240      19,489,320
Accumulated depletion                               (17,404,813)    (17,284,587)
                                                    -----------     -----------
     Net oil and gas properties                       2,086,427       2,204,733
                                                    -----------     -----------
                                                   $  2,532,685    $  2,529,136
                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     59,378    $     34,427

Partners' capital:
  General partners                                      308,663         297,127
  Limited partners (23,370 interests)                 2,164,644       2,197,582
                                                    -----------     -----------
                                                      2,473,307       2,494,709
                                                    -----------     -----------
                                                   $  2,532,685    $  2,529,136
                                                    ===========     ===========



   The financial information included as of June 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended       Six months ended
                                         June 30,                 June 30,
                                  ---------------------   ---------------------
                                     1999        1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 379,880   $ 324,521   $ 621,001   $ 669,914
  Interest                            2,383       3,077       4,336       6,622
  Gain on disposition of assets         -           157         -           157
                                   --------    --------    --------    --------
                                    382,263     327,755     625,337     676,693
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            210,785     262,138     416,974     529,323
  General and administrative         12,187      10,964      21,326      21,809
  Depletion                          38,612      74,979     120,226     155,978
                                   --------    --------    --------    --------
                                    261,584     348,081     558,526     707,110
                                   --------    --------    --------    --------
Net income (loss)                 $ 120,679   $ (20,326)  $  66,811   $ (30,417)
                                   ========    ========    ========    ========
Allocation of net income (loss):
   General partners               $  36,160   $   6,449   $  35,411   $  16,197
                                   ========    ========    ========    ========
   Limited partners               $  84,519   $ (26,775)  $  31,400   $ (46,614)
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $    3.61   $   (1.14)  $    1.34   $   (1.99)
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    1.79   $    1.50   $    2.75   $    7.10
                                   ========    ========    ========    ========



         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       General        Limited
                                       partners       partners         Total
                                      ----------     ----------     ----------

Balance at January 1, 1999            $  297,127     $2,197,582     $2,494,709

    Distributions                        (23,875)       (64,338)       (88,213)

    Net income                            35,411         31,400         66,811
                                       ---------      ---------      ---------

Balance at June 30, 1999              $  308,663     $2,164,644     $2,473,307
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Six months ended
                                                               June 30,
                                                      -------------------------
                                                         1999             1998
                                                      ----------    -----------
Cash flows from operating activities:
  Net income (loss)                                   $   66,811    $  (30,417)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
       Depletion                                         120,226       155,978
       Gain on disposition of assets                         -            (157)
  Changes in assets and liabilities:
    Accounts receivable                                  (79,147)       55,351
    Accounts payable                                      24,951        11,694
                                                       ---------     ---------
          Net cash provided by operating activities      132,841       192,449
                                                       ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                     (2,390)      (12,611)
  Proceeds from asset disposition                            470        10,974
                                                       ---------     ---------
          Net cash used in investing activities           (1,920)       (1,637)
                                                       ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                         (88,213)     (222,020)
                                                       ---------     ---------
Net increase (decrease) in cash                           42,708       (31,208)
Cash at beginning of period                              173,699       232,778
                                                       ---------     ---------
Cash at end of period                                 $  216,407    $  201,570
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of organization

Parker & Parsley 83-B, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1999 compared with six months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 7% to $621,001 from $669,914 for the six months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from lower average prices received, offset by a slight increase in production. For the six months ended June 30, 1999, 27,730 barrels of oil, 17,155 barrels of natural gas liquids ("NGLs") and 79,292 mcf of gas were sold, or 58,100 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1998, 31,285 barrels of oil, 14,787 barrels of NGLs and 71,913 mcf of gas were sold, or 58,058 BOEs.

The average price received per barrel of oil decreased 6% from $14.25 for the six months ended June 30, 1998 to $13.33 for the same period in 1999. The average price received per barrel of NGLs increased 6% from $7.46 during the six months ended June 30, 1998 to $7.94 for the same period in 1999. The average price received per mcf of gas decreased 8% from $1.58 during the six months ended June 30, 1998 to $1.45 in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $157 was recognized during the six months ended June 30, 1998 from post closing adjustments received from the sale of two oil and gas wells and an overriding royalty interest in one well during 1997.

Costs and Expenses:

Total costs and expenses decreased to $558,526 for the six months ended June 30, 1999 as compared to $707,110 for the same period in 1998, a decrease of $148,584, or 21%. This decrease resulted from declines in production costs, depletion and general and administrative expenses ("G&A").

Production costs were $416,974 for the six months ended June 30, 1999 and $529,323 for the same period in 1998 resulting in a $112,349 decrease, or 21%. The decrease was due to declines in well maintenance costs, production taxes, ad valorem taxes and workover expenses.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased slightly from $21,809 for the six months ended June 30, 1998 to $21,326 for the same period in 1999.

Depletion was $120,226 for the six months ended June 30, 1999 compared to $155,978 for the same period in 1998. This represented a decrease in depletion of $35,752, or 23%. This decrease was primarily attributable to an increase in proved reserves for the period ended June 30, 1999 due to higher commodity prices, a reduction in oil production of 3,555 barrels for the six months ended June 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended June 30, 1999 compared with three months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues increased 17% to $379,880 from $324,521 for the three months ended June 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended June 30, 1999, 13,447 barrels of oil, 10,998 barrels of NGLs and 46,749 mcf of gas were sold, or 32,237 BOEs. For the three months ended June 30, 1998, 15,389 barrels of oil, 7,714 barrels of NGLs and 36,519 mcf of gas were sold, or 29,190 BOEs.

The average price received per barrel of oil increased $1.45, or 11%, from $13.60 for the three months ended June 30, 1998 to $15.05 for the three months ended June 30, 1999. The average price received per barrel of NGLs increased $1.75, or 23%, from $7.59 during the three months ended June 30, 1998 to $9.34 for the same period in 1999. The average price received per mcf of gas increased 3% from $1.55 during the three months ended June 30, 1998 to $1.60 for the same period in 1999.

A gain on disposition of assets of $157 was recognized during the three months ended June 30, 1998 from post closing adjustments received from the sale of two oil and gas wells and an overriding royalty interest in one well during 1997.

Costs and Expenses:

Total costs and expenses decreased to $261,584 for the three months ended June 30, 1999 as compared to $348,081 for the same period in 1998, a decrease of $86,497, or 25%. This decrease resulted from lower production costs and depletion, offset by an increase in G&A.

Production costs were $210,785 for the three months ended June 30, 1999 and $262,138 for the same period in 1998 resulting in a $51,353 decrease, or 20%. The decrease was due to a decline in well maintenance costs.

During this period, G&A increased, in aggregate, 11% from $10,964 for the three months ended June 30, 1998 to $12,187 for the same period in 1999.

Depletion was $38,612 for the three months ended June 30, 1999 compared to $74,979 for the same period in 1998, a decrease of $36,367, or 49%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 1999 as a result of higher commodity prices, a reduction in oil production of 1,942 barrels for the three months ended June 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $59,608 during the six months ended June 30, 1999 from the same period ended June 30, 1998. This decrease was due to a decline in oil and gas sales receipts, offset by decreases in production costs and G&A expenses paid.

Net Cash Used in Investing Activities

The Partnership's investing activities during the six months ended June 30, 1999 and 1998 were related to oil and gas equipment replacement on active properties.

Proceeds from asset disposition of $470 were received during the six months ended June 30, 1999 from equipment credits on active properties. Proceeds of $10,974 were received during the same period in 1998 from the sale of two oil and gas wells during 1997.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1999 to cover distributions to the partners of $88,213 of which $23,875 was distributed to the general partners and $64,338 to the limited partners. For the same period ended June 30, 1998, cash was sufficient for distributions to the partners of $222,020 of which $56,182 was distributed to the general partners and $165,838 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the latter part of the first quarter of 1999 and into August 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time.

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

As of June 30, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

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

Through June 30, 1999, the managing  general partner had  distributed  Year 2000
problem   inquiries  to  over  500  entities  and  has  received   responses  to
approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of June 30, 1999, the managing general partner estimates that the remedial phase is approximately 83% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of November 1999.
                                       11

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of June 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.3 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the business continuity and contingency planning phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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


                                        PARKER & PARSLEY 83-B, LTD.

                                  By:   Pioneer Natural Resources USA, Inc.,
                                         Managing General Partner





Dated:  August 5, 1999            By:    /s/ Rich Dealy
                                        ------------------------------------
                                        Rich Dealy, Vice President and
                                        Chief Accounting Officer