Form 10-Q
period 1999-09-30
PARKER & PARSLEY 83-B LTD
filed 1999-11-12
CIK 743457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1999



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

                                Yes / x / No / /

                           PARKER & PARSLEY 83-B, LTD.

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1999 and
               December 31, 1998...................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1999 and 1998.............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 1999.............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1999 and 1998..........................    6

            Notes to Financial Statements..........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.......................   12

            27.1   Financial Data Schedule

            Signatures.............................................   13

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                 September 30,     December 31,
                                                      1999             1998
                                                 ------------      ------------
                                                 (Unaudited)
                 ASSETS

Current assets:
   Cash                                           $    255,188     $    173,699
   Accounts receivable - oil and gas sales             273,688          150,704
                                                   -----------      -----------
         Total current assets                          528,876          324,403
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             19,494,603       19,489,320
Accumulated depletion                              (17,437,215)     (17,284,587)
                                                   -----------      -----------
         Net oil and gas properties                  2,057,388        2,204,733
                                                   -----------      -----------
                                                  $  2,586,264     $  2,529,136
                                                   ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $     62,265     $     34,427

Partners' capital:
   General partners                                    325,904          297,127
   Limited partners (23,370 interests)               2,198,095        2,197,582
                                                   -----------      -----------
                                                     2,523,999        2,494,709
                                                   -----------      -----------
                                                  $  2,586,264     $  2,529,136
                                                   ===========      ===========



The financial information included as of September 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended      Nine months ended
                                       September 30,          September 30,
                                 ---------------------   ----------------------
                                    1999        1998        1999         1998
                                 ---------   ---------   ----------   ---------
Revenues:
  Oil and gas                    $ 456,178   $ 300,488   $1,077,179   $ 970,402
  Interest                           3,358       3,171        7,694       9,793
  Gain on disposition of assets        -           -            -           157
                                  --------    --------    ---------    --------
                                   459,536     303,659    1,084,873     980,352
                                  --------    --------    ---------    --------
Costs and expenses:
  Oil and gas production           204,913     170,798      621,887     700,121
  General and administrative        18,189       9,015       39,515      30,824
  Depletion                         32,402     100,806      152,628     256,784
                                  --------    --------    ---------    --------
                                   255,504     280,619      814,030     987,729
                                  --------    --------    ---------    --------
Net income (loss)                $ 204,032   $  23,040   $  270,843   $  (7,377)
                                  ========    ========    =========    ========
Allocation of net income (loss):
  General partners               $  56,314   $  20,881   $   91,725   $  37,078
                                  ========    ========    =========    ========
  Limited partners               $ 147,718   $   2,159   $  179,118   $ (44,455)
                                  ========    ========    =========    ========
Net income (loss) per limited
  partnership interest           $    6.32   $     .09   $     7.66   $   (1.90)
                                  ========    ========    =========    ========
Distributions per limited
  partnership interest           $    4.89   $    2.04   $     7.64   $    9.14
                                  ========    ========    =========    ========




         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       General        Limited
                                       partners       partners        Total
                                      ----------     ----------     ----------

Balance at January 1, 1999            $  297,127     $2,197,582     $2,494,709

    Distributions                        (62,948)      (178,605)      (241,553)

    Net income                            91,725        179,118        270,843
                                       ---------      ---------      ---------

Balance at September 30, 1999         $  325,904     $2,198,095     $2,523,999
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                      Nine months ended
                                                         September 30,
                                                   ------------------------
                                                      1999          1998
                                                   ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                $  270,843    $   (7,377)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Depletion                                     152,628       256,784
        Gain on disposition of assets                     -            (157)
  Changes in assets and liabilities:
        Accounts receivable                          (122,984)        4,089
        Accounts payable                               27,838        23,845
                                                    ---------     ---------
          Net cash provided by operating
            activities                                328,325       277,184
                                                    ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                  (5,753)      (18,498)
  Proceeds from asset dispositions                        470        10,974
                                                    ---------     ---------
          Net cash used in investing activities        (5,283)       (7,524)
                                                    ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                     (241,553)     (284,157)
                                                    ---------     ---------
Net increase (decrease) in cash                        81,489       (14,497)
Cash at beginning of period                           173,699       232,778
                                                    ---------     ---------
Cash at end of period                              $  255,188    $  218,281
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of organization

Parker & Parsley 83-B, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustment which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1999 compared with nine months ended  September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 11% to $1,077,179 from $970,402 for the nine months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and an increase in production. For the nine months ended September 30, 1999, 41,744 barrels of oil, 27,047 barrels of natural gas liquids ("NGLs") and 122,076 mcf of gas were sold, or 89,137 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1998, 46,855 barrels of oil, 22,907 barrels of NGLs and 108,922 mcf of gas were sold, or 87,916 BOEs.

The average price received per barrel of oil increased $1.70, or 12%, from $13.65 for the nine months ended September 30, 1998 to $15.35 for the same period in 1999. The average price received per barrel of NGLs increased $1.88, or 27%, from $7.01 during the nine months ended September 30, 1998 to $8.89 for the same period in 1999. The average price received per mcf of gas increased 3% from $1.56 for the nine months ended September 30, 1998 to $1.61 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1999.

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

Costs and Expenses:

Total costs and expenses decreased to $814,030 for the nine months ended September 30, 1999 as compared to $987,729 for the same period in 1998, a decrease of $173,699, or 18%. This decrease was due to declines in depletion and production costs, offset by an increase in general and administrative expenses ("G&A").

Production costs were $621,887 for the nine months ended September 30, 1999 and $700,121 for the same period in 1998 resulting in a $78,234 decrease, or 11%. The decrease was due to declines in well maintenance costs and ad valorem taxes, offset by an increase in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased from $30,824 for the nine months ended September 30, 1998 to $39,515 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $152,628 for the nine months ended September 30, 1999 compared to $256,784 for the same period in 1998, representing a decrease of $104,156, or 41%. This decrease was primarily attributable to an increase in proved reserves for the period ended September 30, 1999 due to higher commodity prices, a reduction in oil production of 5,111 barrels for the nine months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended September 30, 1999 compared with three months ended September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 52% to $456,178 from $300,488 for the three months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended September 30, 1999, 14,014 barrels of oil, 9,892 barrels of NGLs and 42,784 mcf of gas were sold, or 31,037 BOEs. For the three months ended September 30, 1998, 15,570 barrels of oil, 8,120 barrels of NGLs and 37,009 mcf of gas were sold, or 29,858 BOEs.

The average price received per barrel of oil increased $6.88, or 55%, from $12.46 for the three months ended September 30, 1998 to $19.34 for the same period in 1999. The average price received per barrel of NGLs increased $4.36, or 71%, from $6.18 during the three months ended September 30, 1998 to $10.54 for the same period in 1999. The average price received per mcf of gas increased 24% from $1.52 for the three months ended September 30, 1998 to $1.89 for the same period in 1999.

Costs and Expenses:

Total costs and expenses decreased to $255,504 for the three months ended September 30, 1999 as compared to $280,619 for the same period in 1998, a decrease of $25,115, or 9%. This decrease was due to a decline in depletion, offset by increases in production costs and G&A.

Production costs were $204,913 for the three months ended September 30, 1999 and $170,798 for the same period in 1998 resulting in a $34,115 increase, or 20%. The increase was due to higher production taxes, offset by declines in ad valorem taxes and well maintenance costs.

During this period, G&A increased from $9,015 for the three months ended September 30, 1998 to $18,189 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $32,402 for the three months ended September 30, 1999 compared to $100,806 for the same period in 1998, representing a decrease of $68,404, or 68%. This decrease was primarily attributable to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices, a reduction in oil production of 1,556 barrels for the three months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $51,141 during the nine months ended September 30, 1999 from the same period ended September 30, 1998. This increase was primarily due to a $58,981 decline in production costs paid and a $14,555 decline in G&A expenses paid, offset by a $20,296 decline in oil and gas sales receipts and a $2,099 decline in interest income.

Net Cash Used in Investing Activities

The  Partnership's  investing  activities  during  for  the  nine  months  ended
September  30,  1999  and  1998  included   expenditures  related  to  equipment
replacement on active properties.

Proceeds from asset dispositions of $470 were received during the nine months ended September 30, 1999 from equipment credits on active properties. Proceeds of $10,974 were received during the same period in 1998 from the sale of two oil and gas wells during 1997.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1999 to cover distributions to the partners of $241,553 of which $62,948 was distributed to the general partners and $178,605 to the limited partners. For the same period ended September 30, 1998, cash was sufficient for distributions to the partners of $284,157 of which $70,486 was distributed to the general partners and $213,671 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas price levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices since first quarter of 1999. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

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

As of September 30, 1999, the assessment phase of the managing general partner's Year 2000 project is complete and has included, but was not limited to, the following procedures:

o the identification of necessary remediation, upgrades and/or replacement of existing information technology applications and systems;

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

The managing general partner distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in the final stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of September 30, 1999, the remedial phase of the managing general partner's Year 2000 project was approximately 98% complete, on a world wide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology was 97% complete as of September 30, 1999, and was completed in October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner completed the testing of non-information technology remediation in October 1999. The testing of information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner now expects that its total costs related to the Year 2000 problem will approximate $2.9 million. As of September 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.5 million.

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


                                           PARKER & PARSLEY 83-B, LTD.

                                   By:     Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 12, 1999          By:     /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer