Form 10-Q
period 2000-03-31
PARKER & PARSLEY 83-B LTD
filed 2000-05-08
CIK 743457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                          Commission File No. 2-81398B

                           PARKER & PARSLEY 83-B, LTD.
             (Exact name of Registrant as specified in its charter)


                         Texas                              75-1907245
        ---------------------------------------        ---------------------
            (State or other jurisdiction of              (I.R.S. Employer
             incorporation or organization)            Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas       75039
----------------------------------------------------------------     ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 83-B, LTD.

                                TABLE OF CONTENTS

                                                                        Page

                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 2000 and
               December 31, 1999......................................    3

            Statements of Operations for the three months
              ended March 31, 2000 and 1999...........................    4

            Statement of Partners' Capital for the three months
              ended March 31, 2000....................................    5

            Statements of Cash Flows for the three months
              ended March 31, 2000 and 1999...........................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K..........................   10

            27.1    Financial Data Schedule

            Signatures................................................   11

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                    March 31,       December 31,
                                                      2000             1999
                                                  ------------     ------------
                                                   (Unaudited)
                      ASSETS
Current assets:
   Cash                                           $    254,027     $    244,091
   Accounts receivable - oil and gas sales             297,533          263,774
                                                   -----------      -----------
            Total current assets                       551,560          507,865
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             19,500,879       19,500,569
Accumulated depletion                              (17,646,760)     (17,616,893)
                                                   -----------      -----------
            Net oil and gas properties               1,854,119        1,883,676
                                                   -----------      -----------
                                                  $  2,405,679     $  2,391,541
                                                   ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $     50,602     $     42,935

Partners' capital:
   General partners                                    314,175          309,240
   Limited partners (23,370 interests)               2,040,902        2,039,366
                                                   -----------      -----------
                                                     2,355,077        2,348,606
                                                   -----------      -----------
                                                  $  2,405,679     $  2,391,541
                                                   ===========      ===========


  The financial information included as of March 31, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three months ended
                                                         March 31,
                                               ---------------------------
                                                  2000             1999
                                               ----------       ----------
Revenues:
   Oil and gas                                 $  550,469       $  241,121
   Interest                                         3,909            1,953
   Gain on disposition of assets                    3,923              -
                                                ---------        -------
                                                  558,301          243,074
                                                ---------        ---------
Costs and expenses:
   Oil and gas production                         232,950          206,189
   General and administrative                      16,889            9,139
   Depletion                                       29,860           81,614
                                                ---------        ---------
                                                  279,699          296,942
                                                ---------        ---------
Net income (loss)                              $  278,602       $  (53,868)
                                                =========        =========
Allocation of net income (loss):
   General partners                            $   73,635       $     (749)
                                                =========        =========
   Limited partners                            $  204,967       $  (53,119)
                                                =========        =========
Net income (loss) per limited
  partnership interest                         $     8.77       $    (2.27)
                                                =========        =========
Distributions per limited
  partnership interest                         $     8.70       $      .96
                                                =========        =========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)



                                     General         Limited
                                     partners        partners         Total
                                    ----------      ----------      ----------

Balance at January 1, 2000          $  309,240      $2,039,366      $2,348,606

   Distributions                       (68,700)       (203,431)       (272,131)

   Net income                           73,635         204,967         278,602
                                     ---------       ---------       ---------

Balance at March 31, 2000           $  314,175      $2,040,902      $2,355,077
                                     =========       =========       =========







         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three months ended
                                                               March 31,
                                                     -------------------------
                                                        2000           1999
                                                     ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                  $  278,602     $  (53,868)
  Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depletion                                        29,860         81,614
        Gain on disposition of assets                    (3,923)           -
Changes in assets and liabilities:
  Accounts receivable                                   (33,759)       (11,617)
  Accounts payable                                        7,667         15,438
                                                      ---------      ---------
           Net cash provided by operating
             activities                                 278,447         31,567
                                                      ---------      ---------
Cash flows from investing activities:
  Additions to oil and gas properties                      (303)           (69)
  Proceeds from asset disposition                         3,923            -
                                                      ---------      ---------
           Net cash provided by (used in)
             investing activities                         3,620            (69)
                                                      ---------      ---------
Cash flows used in financing activities:
  Cash distributions to partners                       (272,131)       (31,077)
                                                      ---------      ---------
Net increase in cash                                      9,936            421
Cash at beginning of period                             244,091        173,699
                                                      ---------      ---------
Cash at end of period                                $  254,027     $  174,120
                                                      =========      =========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (Unaudited)


Note 1.     Organization and nature of organization

Parker & Parsley 83-B, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 1999 financial statements to conform to the March 31, 2000 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 128% to $550,469 for the three months ended March 31, 2000 as compared to $241,121 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended March 31, 2000, 13,733 barrels of oil, 8,049 barrels of natural gas liquids ("NGLs") and 35,379 mcf of gas were sold, or 27,679 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1999, 14,283 barrels of oil, 6,157 barrels of NGLs and 32,543 mcf of gas were sold, or 25,864 BOEs.

The average price received per barrel of oil increased $15.94, or 136%, from $11.72 for the three months ended March 31, 1999 to $27.66 for the same period in 2000. The average price received per barrel of NGLs increased $8.05, or 148%, from $5.43 for the three months ended March 31, 1999 to $13.48 for the same period in 2000. The average price received per mcf of gas increased 42% from $1.24 during the three months ended March 31, 1999 to $1.76 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $3,923 during 2000 was recognized from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $279,699 for the three months ended March 31, 2000 as compared to $296,942 for the same period in 1999, a decrease of $17,243, or 6%. This decrease was due to a decrease in depletion, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $232,950 for the three months ended March 31, 2000 and $206,189 for the same period in 1999 resulting in a $26,761 increase, or 13%. The increase was due to higher production taxes due to increased oil and gas revenues and well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 85% from $9,139 for the three months ended March 31, 1999 to $16,889 for the same period in 2000 primarily due to increased oil and gas revenues.

Depletion was $29,860 for the three months ended March 31, 2000 compared to $81,614 for the same period in 1999, a decrease of $51,754, or 63%. This decrease was the result of a combination of factors that included an increase in proved reserves during the three months ended March 31, 2000 due to higher commodity prices, a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999 and a decline in oil production of 550 barrels for the three months ended March 31, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities:

Net cash provided by operating activities increased $246,880 during the three months ended March 31, 2000 from the same period in 1999. The increase was primarily attributable to an increase of $289,162 in oil and gas sales receipts, offset by increases in operating costs paid of $30,146 and G&A expenses paid of $12,136.

Cash Provided by (Used in) Investing Activities:

The Partnership's investing activities for the three months ended March 31, 2000 and 1999 were for expenditures related to oil and gas equipment upgrades on active properties.

Proceeds from asset dispositions of $3,923 recognized during the three months ended March 31, 2000 were from equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities:

For the three months ended March 31, 2000, cash distributions to the partners were $272,131, of which $68,700 was distributed to the general partners and $203,431 to the limited partners. For the same period ended March 31, 1999, cash distributions to the partners were $31,077, of which $8,640 was distributed to the general partners and $22,437 to the limited partners.

Other Items

Year 2000

During 1998, the managing general partner established a "Year 2000" project that assessed the Partnership's and the managing general partner's internal Year 2000 problem; took remedial actions necessary to minimize the Year 2000 risk exposure to the managing general partner and third parties; and, tested the managing general partner's systems and processes once remedial actions were taken.

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

                                       PARKER & PARSLEY 83-B, LTD.

                                   By:      Pioneer Natural Resources USA, Inc.
                                             Managing General Partner



Dated:  May 8, 2000                By:      /s/ Rich Dealy
                                            ------------------------------
                                            Rich Dealy, Vice President
                                              and Chief Accounting Officer