Form 10-Q
period 2000-06-30
PARKER & PARSLEY 83-B LTD
filed 2000-08-07
CIK 743457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000


                          Commission File No. 2-81398B

                           PARKER & PARSLEY 83-B, LTD.
             (Exact name of Registrant as specified in its charter)


                     Texas                                   75-1907245
    ----------------------------------------           ---------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 83-B, LTD.

                                TABLE OF CONTENTS


                                                                         Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 and
              December 31, 1999........................................    3

           Statements of Operations for the three and six
             months ended June 30, 2000 and 1999.......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2000.......................................    5

           Statements of Cash Flows for the six months
             ended June 30, 2000 and 1999..............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   10

           27.1   Financial Data Schedule

           Signatures..................................................   11

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                    June 30,      December 31,
                                                      2000            1999
                                                  ------------    ------------
                                                   (Unaudited)
                     ASSETS
Current assets:
  Cash                                            $    260,435    $    244,091
  Accounts receivable - oil and gas sales              285,146         263,774
                                                   -----------     -----------
           Total current assets                        545,581         507,865
                                                   -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              19,505,691      19,500,569
Accumulated depletion                              (17,669,231)    (17,616,893)
                                                   -----------     -----------
     Net oil and gas properties                      1,836,460       1,883,676
                                                   -----------     -----------
                                                  $  2,382,041    $  2,391,541
                                                   ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     64,858    $     42,935

Partners' capital:
  General partners                                     307,796         309,240
  Limited partners (23,370 interests)                2,009,387       2,039,366
                                                   -----------     -----------
                                                     2,317,183       2,348,606
                                                   -----------     -----------
                                                  $  2,382,041    $  2,391,541
                                                   ===========     ===========




  The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended        Six months ended
                                        June 30,                 June 30,
                                 ---------------------   ----------------------
                                    2000        1999        2000        1999
                                 ---------   ---------   ----------   ---------
Revenues:
  Oil and gas                    $ 545,418   $ 379,880   $1,095,887   $ 621,001
  Interest                           5,180       2,383        9,089       4,336
  Gain on disposition of assets      1,428         -          5,351         -
                                  --------    --------    ---------    --------
                                   552,026     382,263    1,110,327     625,337
                                  --------    --------    ---------    --------
Costs and expenses:
  Oil and gas production           247,177     210,785      480,127     416,974
  General and administrative        17,899      12,187       34,788      21,326
  Depletion                         22,471      38,612       52,331     120,226
                                  --------    --------    ---------    --------
                                   287,547     261,584      567,246     558,526
                                  --------    --------    ---------    --------
Net income                       $ 264,479   $ 120,679   $  543,081   $  66,811
                                  ========    ========    =========    ========
Allocation of net income:
   General partners              $  69,659   $  36,160   $  143,294   $  35,411
                                  ========    ========    =========    ========
   Limited partners              $ 194,820   $  84,519   $  399,787   $  31,400
                                  ========    ========    =========    ========
Net income per limited
  partnership interest           $    8.34   $    3.61   $    17.11   $    1.34
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      General        Limited
                                      partners       partners        Total
                                     ----------     ----------     ----------

Balance at January 1, 2000           $  309,240     $2,039,366     $2,348,606

    Distributions                      (144,738)      (429,766)      (574,504)

    Net income                          143,294        399,787        543,081
                                      ---------      ---------      ---------

Balance at June 30, 2000             $  307,796     $2,009,387     $2,317,183
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six months ended
                                                             June 30,
                                                     ------------------------
                                                        2000          1999
                                                     ----------    ----------
Cash flows from operating activities:
  Net income                                         $  543,081    $   66,811
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depletion                                         52,331       120,226
       Gain on disposition of assets                     (5,351)          -
  Changes in assets and liabilities:
    Accounts receivable                                 (21,372)      (79,147)
    Accounts payable                                     21,923        24,951
                                                      ---------     ---------
        Net cash provided by operating activities       590,612       132,841
                                                      ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                    (5,122)       (2,390)
  Proceeds from asset disposition                         5,358           470
                                                      ---------     ---------
        Net cash provided by (used in)
          investing activities                              236        (1,920)
                                                      ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                       (574,504)      (88,213)
                                                      ---------     ---------
Net increase in cash                                     16,344        42,708
Cash at beginning of period                             244,091       173,699
                                                      ---------     ---------
Cash at end of period                                $  260,435    $  216,407
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1.     Organization and nature of organization

Parker & Parsley 83-B, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 76% to $1,095,887 for the six months ended June 30, 2000 as compared to $621,001 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2000, 25,927 barrels of oil, 16,013 barrels of natural gas liquids ("NGLs") and 70,252 mcf of gas were sold, or 53,649 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 27,730 barrels of oil, 17,155 barrels of NGLs and 79,292 mcf of gas were sold, or 58,100 BOEs.

The average price received per barrel of oil increased $14.45, or 108%, from $13.33 for the six months ended June 30, 1999 to $27.78 for the same period in 2000. The average price received per barrel of NGLs increased $6.16, or 78%, from $7.94 during the six months ended June 30, 1999 to $14.10 for the same period in 2000. The average price received per mcf of gas increased 47% from $1.45 during the six months ended June 30, 1999 to $2.13 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $5,351 was recognized during the six months ended June 30, 2000 from equipment credits received on a fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $567,246 for the six months ended June 30, 2000 as compared to $558,526 for the same period in 1999, an increase of $8,720, or 2%. This increase resulted from higher production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $480,127 for the six months ended June 30, 2000 and $416,974 for the same period in 1999 resulting in a $63,153 increase, or 15%. The increase was the result of higher production taxes due to increased oil and gas revenues and additional well maintenance costs incurred to stimulate production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 63% from $21,326 for the six months ended June 30, 1999 to $34,788 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $52,331 for the six months ended June 30, 2000 compared to $120,226 for the same period in 1999, a decrease of $67,895, or 56%. This decrease was primarily attributable to an increase in proved reserves for the period ended June 30, 2000 due to higher commodity prices, a decline in oil production of 1,803 barrels for the six months ended June 30, 2000 compared to the same period in 1999 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 44% to $545,418 for the three months ended June 30, 2000 as compared to $379,880 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended June 30, 2000, 12,194 barrels of oil, 7,964 barrels of NGLs and 34,873 mcf of gas were sold, or 25,970 BOEs. For the three months ended June 30, 1999, 13,447 barrels of oil, 10,998 barrels of NGLs and 46,749 mcf of gas were sold, or 32,237 BOEs.

The average price received per barrel of oil increased $12.86, or 85%, from $15.05 for the three months ended June 30, 1999 to $27.91 for the three months ended June 30, 2000. The average price received per barrel of NGLs increased $5.38, or 58%, from $9.34 during the three months ended June 30, 1999 to $14.72 for the same period in 2000. The average price received per mcf of gas increased 58% from $1.60 during the three months ended June 30, 1999 to $2.52 for the same period in 2000.

A gain on disposition of assets of $1,428 was recognized during the three months ended June 30, 2000 from equipment credits received on a fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $287,547 for the three months ended June 30, 2000 as compared to $261,584 for the same period in 1999, an increase of $25,963, or 10%. This increase was due to higher production costs and G&A, offset by a decline in depletion.

Production costs were $247,177 for the three months ended June 30, 2000 and $210,785 for the same period in 1999 resulting in a $36,392 increase, or 17%. This increase was the result of additional well maintenance costs incurred to stimulate production and higher production taxes due to higher oil and gas prices.

During this period, G&A increased, in aggregate, 47% from $12,187 for the three months ended June 30, 1999 to $17,899 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $22,471 for the three months ended June 30, 2000 compared to $38,612 for the same period in 1999, a decrease of $16,141, or 42%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 2000 as a result of higher commodity prices, a decline in oil production of 1,253 barrels for the three months ended June 30, 2000 compared to the same period in 1999 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $457,771 during the six months ended June 30, 2000 from the same period in 1999. This increase was due to an increase in oil and gas sales receipts of $537,414, offset by increases in operating costs paid of $58,962 and G&A expenses paid of $20,681.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the six months ended June 30, 2000 and 1999 were related to oil and gas equipment upgrades on active properties.

Proceeds from asset disposition of $5,358 and $470 were received during the six months ended June 30, 2000 and 1999, respectively, from equipment credits on active properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $574,504, of which $144,738 was distributed to the general partners and $429,766 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $88,213, of which $23,875 was distributed to the general partners and $64,338 to the limited partners.

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

                                         PARKER & PARSLEY 83-B, LTD.

                                   By:   Pioneer Natural Resources USA, Inc.,
                                          Managing General Partner

Dated:  August 7, 2000            By:    /s/ Rich Dealy
                                         ------------------------------------
                                         Rich Dealy, Vice President and
                                         Chief Accounting Officer