Form 10-Q
period 2000-09-30
PARKER & PARSLEY 83-B LTD
filed 2000-11-09
CIK 743457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000



                          Commission File No. 2-81398B


                           PARKER & PARSLEY 83-B, LTD.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

                             Texas                             75-1907245
          --------------------------------------------   ---------------------
                (State or other jurisdiction of             (I.R.S. Employer
                 incorporation or organization)          Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 83-B, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2000 and
              December 31, 1999.....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2000 and 1999...............    4

           Statement of Partners' Capital for the nine months
             ended September 30, 2000...............................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999............................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................   10

           27.1   Financial Data Schedule

           Signatures...............................................   11

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                       2000            1999
                                                  -------------    ------------
                                                  (Unaudited)
                 ASSETS
Current assets:
   Cash                                           $    261,446     $    244,091
   Accounts receivable - oil and gas sales             313,166          263,774
                                                   -----------      -----------
         Total current assets                          574,612          507,865
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             19,508,213       19,500,569
Accumulated depletion                              (17,695,351)     (17,616,893)
                                                   -----------      -----------
         Net oil and gas properties                  1,812,862        1,883,676
                                                   -----------      -----------
                                                  $  2,387,474     $  2,391,541
                                                   ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $     65,349     $     42,935

Partners' capital:
   General partners                                    313,505          309,240
   Limited partners (23,370 interests)               2,008,620        2,039,366
                                                   -----------      -----------
                                                     2,322,125        2,348,606
                                                   -----------      -----------
                                                  $  2,387,474     $  2,391,541
                                                   ===========      ===========


The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                     Three months ended         Nine months ended
                                        September 30,              September 30,
                                   ----------------------    ------------------------
                                      2000         1999         2000          1999
                                   ---------    ---------    ----------    ----------
Revenues:
  Oil and gas                      $ 620,233    $ 456,178    $1,716,120    $1,077,179
  Interest                             6,307        3,358        15,396         7,694
  Gain on disposition of assets          -            -           5,351           -
                                    --------     --------     ---------     ---------
                                     626,540      459,536     1,736,867     1,084,873
                                    --------     --------     ---------     ---------
Costs and expenses:
  Oil and gas production             221,858      204,913       701,985       621,887
  General and administrative          21,699       18,189        56,487        39,515
  Depletion                           26,120       32,402        78,451       152,628
                                    --------     --------     ---------     ---------
                                     269,677      255,504       836,923       814,030
                                    --------     --------     ---------     ---------
Net income                         $ 356,863    $ 204,032    $  899,944    $  270,843
                                    ========     ========     =========     =========
Allocation of net income:
  General partners                 $  93,908    $  56,314    $  237,202    $   91,725
                                    ========     ========     =========     =========
  Limited partners                 $ 262,955    $ 147,718    $  662,742    $  179,118
                                    ========     ========     =========     =========
Net income per limited
  partnership interest             $   11.25    $    6.32    $    28.36    $     7.66
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)



                                       General       Limited
                                       partners      partners       Total
                                      ----------    ----------    ----------

Balance at January 1, 2000            $  309,240    $2,039,366    $2,348,606

    Distributions                       (232,937)     (693,488)     (926,425)

    Net income                           237,202       662,742       899,944
                                       ---------     ---------     ---------

Balance at September 30, 2000         $  313,505    $2,008,620    $2,322,125
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine months ended
                                                            September 30,
                                                       ------------------------
                                                          2000           1999
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $  899,944    $  270,843
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                          78,451       152,628
        Gain on disposition of assets                      (5,351)          -
  Changes in assets and liabilities:
        Accounts receivable                               (49,392)     (122,984)
        Accounts payable                                   22,414        27,838
                                                        ---------     ---------
          Net cash provided by operating activities       946,066       328,325
                                                        ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                      (7,644)       (5,753)
  Proceeds from asset dispositions                          5,358           470
                                                        ---------     ---------
          Net cash used in investing activities            (2,286)       (5,283)
                                                        ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                         (926,425)     (241,553)
                                                        ---------     ---------
Net increase in cash                                       17,355        81,489
Cash at beginning of period                               244,091       173,699
                                                        ---------     ---------
Cash at end of period                                  $  261,446    $  255,188
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of organization

Parker & Parsley 83-B, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustment which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 59% to $1,716,120 for the nine months ended September 30, 2000 as compared to $1,077,179 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the nine months ended September 30, 2000, 38,681 barrels of oil, 23,453 barrels of natural gas liquids ("NGLs") and 103,116 mcf of gas were sold, or 79,320 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 41,744 barrels of oil, 27,047 barrels of NGLs and 122,076 mcf of gas were sold, or 89,137 BOEs.

The average price received per barrel of oil increased $13.42, or 87%, from $15.35 for the nine months ended September 30, 1999 to $28.77 for the same period in 2000. The average price received per barrel of NGLs increased $5.93, or 67%, from $8.89 during the nine months ended September 30, 1999 to $14.82 for the same period in 2000. The average price received per mcf of gas increased 54% from $1.61 for the nine months ended September 30, 1999 to $2.48 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

Gain on disposition of assets of $5,351 was recognized during the nine months ended September 30, 2000 from equipment credits received on one well.

Costs and Expenses:

Total costs and expenses increased to $836,923 for the nine months ended September 30, 2000 as compared to $814,030 for the same period in 1999, an increase of $22,893, or 3%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $701,985 for the nine months ended September 30, 2000 and $621,887 for the same period in 1999 resulting in an $80,098 increase, or 13%. This increase was primarily due to higher production taxes of $53,590 associated with higher oil and gas prices and additional well maintenance costs incurred to stimulate well production of $21,923.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 43% from $39,515 for the nine months ended September 30, 1999 to $56,487 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $78,451 for the nine months ended September 30, 2000 compared to $152,628 for the same period in 1999, representing a decrease of $74,177, or 49%. This decrease was attributable to an increase in proved reserves due to higher commodity prices as compared to the same period in 1999, a decline in oil production of 3,063 barrels for the nine months ended September 30, 2000 compared to the same period in 1999 and a decline in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999.

Three months ended September 30, 2000 compared with three months ended September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 36% to $620,233 for the three months ended September 30, 2000 as compared to $456,178 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended September 30, 2000, 12,754 barrels of oil, 7,440 barrels of NGLs and 32,864 mcf of gas were sold, or 25,671 BOEs. For the three months ended September 30, 1999, 14,014 barrels of oil, 9,892 barrels of NGLs and 42,784 mcf of gas were sold, or 31,037 BOEs.

The average price received per barrel of oil increased $11.44, or 59%, from $19.34 for the three months ended September 30, 1999 to $30.78 for the same period in 2000. The average price received per barrel of NGLs increased $5.84, or 55%, from $10.54 during the three months ended September 30, 1999 to $16.38 for the same period in 2000. The average price received per mcf of gas increased 70% from $1.89 for the three months ended September 30, 1999 to $3.22 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $269,677 for the three months ended September 30, 2000 as compared to $255,504 for the same period in 1999, an increase of $14,173, or 6%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $221,858 for the three months ended September 30, 2000 and $204,913 for the same period in 1999 resulting in a $16,945 increase, or 8%. The increase was primarily due to higher production taxes of $ 19,499 associated with higher oil and gas prices, offset by a decline in well maintenance costs of $7,227.

During this period, G&A increased, in aggregate, 19% from $18,189 for the three months ended September 30, 1999 to $21,699 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $26,120 for the three months ended September 30, 2000 compared to $32,402 for the same period in 1999, representing a decrease of $6,282, or 19%. This decrease was attributable to an increase in proved reserves as a result of higher commodity prices as compared to the same period in 1999, a decline in oil production of 1,260 barrels for the three months ended September 30, 2000 compared to the same period in 1999 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $617,741 during the nine months ended September 30, 2000 from the same period ended September 30, 1999. This increase was due to an increase in oil and gas sales receipts of $720,235, offset by increases in production costs paid of $70,047 and G&A expenses paid of $31,747.

Net Cash Used in Investing Activities

The Partnership's investing activities during for the nine months ended September 30, 2000 and 1999 included expenditures related to equipment upgrades on one well.

Proceeds from asset dispositions of $5,358 and $470 were received during the nine months ended September 30, 2000 and 1999, respectively, from equipment credits on fully depleted wells.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $926,425, of which $232,937 was distributed to the general partners and $693,488 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $241,553, of which $62,948 was distributed to the general partners and $178,605 to the limited partners.

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


                                          PARKER & PARSLEY 83-B, LTD.

                                 By:      Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner




Dated:  November 9, 2000         By:      /s/ Rich Dealy
                                          ------------------------------------
                                          Rich Dealy, Vice President and
                                            Chief Accounting Officer