Form 10-Q
period 2001-03-31
PARKER & PARSLEY 83-B LTD
filed 2001-05-08
CIK 743457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                          Commission File No. 2-81398B


                           PARKER & PARSLEY 83-B, LTD.
             (Exact name of Registrant as specified in its charter)


                       Texas                               75-1907245
          ---------------------------------           ---------------------
           (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)             Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ----------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 83-B, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 2001 and
               December 31, 2000......................................    3

            Statements of Operations for the three months
              ended March 31, 2001 and 2000...........................    4

            Statement of Partners' Capital for the three months
              ended March 31, 2001....................................    5

            Statements of Cash Flows for the three months
              ended March 31, 2001 and 2000...........................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K..........................   10

            Signatures................................................   11

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS


                                                    March 31,      December 31,
                                                      2001             2000
                                                  ------------     ------------
                                                  (Unaudited)

                      ASSETS

Current assets:
   Cash                                           $    199,783     $    224,865
   Accounts receivable - oil and gas sales             316,380          369,349
                                                   -----------      -----------
            Total current assets                       516,163          594,214
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             18,961,997       18,957,070
Accumulated depletion                              (17,272,688)     (17,248,214)
                                                   -----------      ------------
            Net oil and gas properties               1,689,309        1,708,856
                                                   -----------      -----------
                                                  $  2,205,472     $  2,303,070
                                                   ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $     43,415     $     39,862

Partners' capital:
   General partners                                    292,844          316,574
   Limited partners (23,370 interests)               1,869,213        1,946,634
                                                   -----------      -----------
                                                     2,162,057        2,263,208
                                                   -----------      -----------
                                                  $  2,205,472     $  2,303,070
                                                   ===========      ===========




  The financial information included as of March 31, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three months ended
                                                            March 31,
                                                    -------------------------
                                                       2001           2000
                                                    ----------     ----------

Revenues:
   Oil and gas                                      $  567,450     $  550,469
   Interest                                              4,255          3,909
   Gain on disposition of assets                           -            3,923
                                                     ---------      ---------
                                                       571,705        558,301
                                                     ---------      ---------
Costs and expenses:
   Oil and gas production                              278,432        232,950
   General and administrative                           20,536         16,889
   Depletion                                            24,474         29,860
                                                     ---------      ---------
                                                       323,442        279,699
                                                     ---------      ---------
Net income                                          $  248,263     $  278,602
                                                     =========      =========
Allocation of net income:
   General partners                                 $   66,275     $   73,635
                                                     =========      =========
   Limited partners                                 $  181,988     $  204,967
                                                     =========      =========
Net income per limited partnership interest         $     7.79     $     8.77
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                        General        Limited
                                        partners       partners        Total
                                       ----------     ----------     ----------


Balance at January 1, 2001             $  316,574     $1,946,634     $2,263,208

   Distributions                          (90,005)      (259,409)      (349,414)

   Net income                              66,275        181,988        248,263
                                        ---------      ---------      ---------

Balance at March 31, 2001              $  292,844     $1,869,213     $2,162,057
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Three months ended
                                                              March 31,
                                                      ------------------------
                                                         2001          2000
                                                      ----------    ----------

Cash flows from operating activities:
  Net income                                          $  248,263    $  278,602
  Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depletion                                         24,474        29,860
        Gain on disposition of assets                        -          (3,923)
Changes in assets and liabilities:
  Accounts receivable                                     52,969       (33,759)
  Accounts payable                                         3,553         7,667
                                                       ---------     ---------
         Net cash provided by operating activities       329,259       278,447
                                                       ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                     (4,927)         (303)
  Proceeds from disposition of assets                        -           3,923
                                                       ---------     ---------
         Net cash provided by (used in) investing
           activities                                     (4,927)        3,620
                                                       ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                        (349,414)     (272,131)
                                                       ---------     ---------
Net increase (decrease) in cash                          (25,082)        9,936
Cash at beginning of period                              224,865       244,091
                                                       ---------     ---------
Cash at end of period                                 $  199,783    $  254,027
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

Note 1.     Organization and nature of organization

Parker & Parsley 83-B, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2001 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 3% to $567,450 for the three months ended March 31, 2001 as compared to $550,469 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended March 31, 2001, 10,605 barrels of oil, 5,172 barrels of natural gas liquids ("NGLs") and 29,602 mcf of gas were sold, or 20,711 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 2000, 13,733 barrels of oil, 8,049 barrels of NGLs and 35,379 mcf of gas were sold, or 27,679 BOEs.

The average price received per barrel of oil increased $.73, or 3%, from $27.66 for the three months ended March 31, 2000 to $28.39 for the same period in 2001. The average price received per barrel of NGLs increased $5.18, or 38%, from $13.48 for the three months ended March 31, 2000 to $18.66 for the same period in 2001. The average price received per mcf of gas increased 226% from $1.76 during the three months ended March 31, 2000 to $5.74 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2001.

A gain on disposition of assets of $3,923 during 2000 was recognized from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $323,442 for the three months ended March 31, 2001 as compared to $279,699 for the same period in 2000, an increase of $43,743, or 16%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $278,432 for the three months ended March 31, 2001 and $232,950 for the same period in 2000 resulting in a $45,482 increase, or 20%. The increase was primarily due to additional workover and well maintenance costs incurred to stimulate well production and higher production taxes associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and administrative costs. During this period, G&A increased 22% from $16,889 for the three months ended March 31, 2000 to $20,536 for the same period in 2001 primarily, due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in the accrual for tax preparation fees.

Depletion was $24,474 for the three months ended March 31, 2001 as compared to $29,860 for the same period in 2000, a decrease of $5,386, or 18%. This decrease was primarily due to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 2000 and a decline in oil production of 3,128 barrels for the three months ended March 31, 2001 compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities:

Net cash provided by operating activities increased $50,812 during the three months ended March 31, 2001 from the same period in 2000. The increase was due to an increase of $17,327 in oil and gas sales receipts and a reduction in working capital of $82,614, offset by increases in production costs of $45,482 and G&A expenses of $3,647. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $192,976 to oil and gas receipts, offset by $175,649 resulting from the decline in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to additional workover and well maintenance costs incurred to stimulate well production and increased production taxes associated with higher oil and gas prices. The increase in G&A was primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in the accrual for tax preparation fees.

Cash Provided by (Used in) Investing Activities:

The Partnership's investing activities for the three months ended March 31, 2001 and 2000 were for expenditures related to oil and gas equipment upgrades on active properties.

Proceeds from disposition of assets of $3,923 recognized during the three months ended March 31, 2000 were from equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities:

For the three months ended March 31, 2001, cash distributions to the partners were $349,414, of which $90,005 was distributed to the general partners and $259,409 to the limited partners. For the same period ended March 31, 2000, cash distributions to the partners were $272,131, of which $68,700 was distributed to the general partners and $203,431 to the limited partners.

Proposal to acquire partnerships

On April 17, 2001, Pioneer Natural Resources Company ("Pioneer") filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission proposing an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly- owned subsidiary of Pioneer, and the limited partners of 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA, and the partnership interests of each such partnership will be converted into the right to receive cash and Pioneer common stock. Pioneer USA is the sole or managing general partner of the partnerships. The Partnership is one of the 46 Parker & Parsley limited partnerships being requested to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partnership interests in each partnership and the resolution of Securities and Exchange Commission review comments. No solicitation will be made using preliminary materials.

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


                                  PARKER & PARSLEY 83-B, LTD.

                              By:      Pioneer Natural Resources USA, Inc.
                                        Managing General Partner



Dated:  May 8, 2001           By:      /s/ Rich Dealy
                                       -------------------------------------
                                       Rich Dealy, Vice President
                                         and Chief Accounting Officer