Form 10-Q
period 2001-06-30
PARKER & PARSLEY 83-B LTD
filed 2001-08-07
CIK 743457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


                          Commission File No. 2-81398B


                           PARKER & PARSLEY 83-B, LTD.
             (Exact name of Registrant as specified in its charter)


                         Texas                               75-1907245
       --------------------------------------------     ---------------------
              (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)            Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas           75039
     -------------------------------------------------        -----------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 83-B, LTD.

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2001 and
              December 31, 2000......................................    3

           Statements of Operations for the three and six
             months ended June 30, 2001 and 2000.....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2001.....................................    5

           Statements of Cash Flows for the six months
             ended June 30, 2001 and 2000............................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                      Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   11

           Signatures................................................   12

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                     June 30,      December 31,
                                                       2001            2000
                                                   ------------    ------------
                                                   (Unaudited)
                     ASSETS
Current assets:
  Cash                                             $    491,644    $    224,865
  Accounts receivable - oil and gas sales               246,453         369,349
                                                    -----------     -----------
           Total current assets                         738,097         594,214
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               18,964,252      18,957,070
Accumulated depletion                               (17,300,181)    (17,248,214)
                                                    -----------     -----------
     Net oil and gas properties                       1,664,071       1,708,856
                                                    -----------     -----------
                                                   $  2,402,168    $  2,303,070
                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     56,318    $     39,862

Partners' capital:
  General partners                                      341,357         316,574
  Limited partners (23,370 interests)                 2,004,493       1,946,634
                                                    -----------     -----------
                                                      2,345,850       2,263,208
                                                    -----------     -----------
                                                   $  2,402,168    $  2,303,070
                                                    ===========     ===========



  The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                     Three months ended        Six months ended
                                          June 30,                  June 30,
                                  ----------------------    ------------------------
                                     2001         2000         2001          2000
                                  ---------    ---------    ----------    ----------
Revenues:
  Oil and gas                     $ 519,120    $ 545,418    $1,086,570    $1,095,887
  Interest                            3,685        5,180         7,940         9,089
  Gain on disposition of assets      10,923        1,428        10,923         5,351
                                   --------     --------     ---------     ---------
                                    533,728      552,026     1,105,433     1,110,327
                                   --------     --------     ---------     ---------
Costs and expenses:
  Oil and gas production            306,551      247,177       584,983       480,127
  General and administrative         15,891       17,899        36,427        34,788
  Depletion                          27,493       22,471        51,967        52,331
                                   --------     --------     ---------     ---------
                                    349,935      287,547       673,377       567,246
                                   --------     --------     ---------     ---------
Net income                        $ 183,793    $ 264,479    $  432,056    $  543,081
                                   ========     ========     =========     =========
Allocation of net income:
   General partners               $  48,513    $  69,659    $  114,788    $  143,294
                                   ========     ========     =========     =========
   Limited partners               $ 135,280    $ 194,820    $  317,268    $  399,787
                                   ========     ========     =========     =========
Net income per limited
  partnership interest            $    5.79    $    8.34    $    13.58    $    17.11
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        General       Limited
                                        partners      partners       Total
                                       ----------    ----------    ----------


Balance at January 1, 2001             $  316,574    $1,946,634    $2,263,208

    Distributions                         (90,005)     (259,409)     (349,414)

    Net income                            114,788       317,268       432,056
                                        ---------     ---------     ---------

Balance at June 30, 2001               $  341,357    $2,004,493    $2,345,850
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Six months ended
                                                              June 30,
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------
Cash flows from operating activities:
  Net income                                         $  432,056     $  543,081
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depletion                                         51,967         52,331
       Gain on disposition of assets                    (10,923)        (5,351)
  Changes in assets and liabilities:
    Accounts receivable                                 122,896        (21,372)
    Accounts payable                                     16,456         21,923
                                                      ---------      ---------
        Net cash provided by operating activities       612,452        590,612
                                                      ---------      ---------
Cash flows from investing activities:
  Additions to oil and gas properties                    (7,182)        (5,122)
  Proceeds from asset disposition                        10,923          5,358
                                                      ---------      ---------
        Net cash provided by investing activities         3,741            236
                                                      ---------      ---------
Cash flows used in financing activities:
  Cash distributions to partners                       (349,414)      (574,504)
                                                      ---------      ---------
Net increase in cash                                    266,779         16,344
Cash at beginning of period                             224,865        244,091
                                                      ---------      ---------
Cash at end of period                                $  491,644     $  260,435
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

Note 1.     Organization and nature of organization

Parker & Parsley 83-B, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended
  June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 1% to $1,086,570 for the six months ended June 30, 2001 as compared to $1,095,887 for the same period in 2000. The decrease in revenues resulted from a decline in production and lower average prices received for oil, offset by higher average prices received for gas and NGLs. For the six months ended June 30, 2001, 23,078 barrels of oil,

10,759 barrels of natural gas liquids ("NGLs") and 56,204 mcf of gas were sold, or 43,204 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 25,927 barrels of oil, 16,013 barrels of NGLs and 70,252 mcf of gas were sold, or 53,649 BOEs.

The average price received per barrel of oil decreased $.15, or 1%, from $27.78 for the six months ended June 30, 2000 to $27.63 for the same period in 2001. The average price received per barrel of NGLs increased $2.54, or 18%, from $14.10 during the six months ended June 30, 2000 to $16.64 for the same period in 2001. The average price received per mcf of gas increased 125% from $2.13 during the six months ended June 30, 2000 to $4.80 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

A gain on disposition of assets of $10,923 was recognized during the six months ended June 30, 2001 from salvage income received on a well that was plugged and abandoned in the prior year. A gain of $5,351 was recognized during the same period ended June 30, 2000 from equipment credits received on a fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $673,377 for the six months ended June 30, 2001 as compared to $567,246 for the same period in 2000, an increase of $106,131, or 19%. This increase resulted from higher production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $584,983 for the six months ended June 30, 2001 and $480,127 for the same period in 2000 resulting in a $104,856 increase, or 22%. The increase was primarily due to additional workover and well maintenance costs incurred to stimulate production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 5% from $34,788 for the six months ended June 30, 2000 to $36,427 for the same period in 2001, primarily due to increased audit and tax fees.

Depletion was $51,967 for the six months ended June 30, 2001 as compared to $52,331 for the same period in 2000, a decrease of $364, or 1%. This decrease was primarily due to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 2000 and a decline in oil production of 2,849 barrels for the six months ended June 30, 2001 as compared to the same period in 2000.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 5% to $519,120 for the three months ended June 30, 2001 as compared to $545,418 for the same period in 2000. The decrease in revenues resulted from a decline in production and lower average prices received for oil, offset by higher average prices received for gas and NGLs. For the three months ended June 30, 2001, 12,473 barrels of oil, 5,587 barrels of NGLs and 26,602 mcf of gas were sold, or 22,494 BOEs. For the three months ended June 30, 2000, 12,194 barrels of oil, 7,964 barrels of NGLs and 34,873 mcf of gas were sold, or 25,970 BOEs.

The average price received per barrel of oil decreased $.92, or 3%, from $27.91 for the three months ended June 30, 2000 to $26.99 for the three months ended June 30, 2001. The average price received per barrel of NGLs increased slightly from $14.72 during the three months ended June 30, 2000 to $14.76 for the same period in 2001. The average price received per mcf of gas increased 49% from $2.52 during the three months ended June 30, 2000 to $3.76 for the same period in 2001.

A gain on disposition of assets of $10,923 was recognized during the three months ended June 30, 2001 from salvage income received on a well that was plugged and abandoned in the prior year. A gain of $1,428 was recognized during the same period ended June 30, 2000 from equipment credits received on a fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $349,935 for the three months ended June 30, 2001 as compared to $287,547 for the same period in 2000, an increase of $62,388, or 22%. This increase was due to higher production costs and depletion, offset by a decline in G&A.

Production costs were $306,551 for the three months ended June 30, 2001 and $247,177 for the same period in 2000 resulting in a $59,374 increase, or 24%. This increase was primarily due to additional workover and well maintenance costs incurred to stimulate production.

During this period, G&A decreased 11% from $17,899 for the three months ended June 30, 2000 to $15,891 for the same period in 2001, primarily due to decreased audit and tax fees.

Depletion was $27,493 for the three months ended June 30, 2001 as compared to $22,471 for the same period in 2000, an increase of $5,022, or 22%. This increase was primarily due to a reduction in proved reserves for the period ended June 30, 2000 due to lower commodity prices and an increase in oil production of 279 barrels for the three months ended June 30, 2001 compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $21,840 during the six months ended June 30, 2001 from the same period in 2000. This increase was due to a reduction of $138,801 in working capital, offset by increases in production costs of $104,856 and G&A expenses of $1,639 and a decline of $10,466 in oil and gas sales receipts. The decrease in oil and gas receipts resulted from a decline of $233,580 in production during 2001 as compared to the same period in 2000 and a decline in oil prices of $3,664, offset by an increase in gas and NGL prices of $226,778 during 2001. The increase in production costs was primarily due to additional workover and well maintenance costs incurred to stimulate well production. The increase in G&A was primarily due to increased audit and tax fees.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the six months ended June 30, 2001 and 2000 were for expenditures related to oil and gas equipment upgrades on active properties.

Proceeds from asset disposition of $10,923 and $5,358 were received during the six months ended June 30, 2001 and 2000, respectively. The proceeds received during the period in 2001 were due to salvage income received on a well plugged and abandoned in the prior year. The proceeds received during the period in 2000 were for equipment credits on active properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $349,414, of which $90,005 was distributed to the general partners and $259,409 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $574,504, of which $144,738 was distributed to the general partners and $429,766 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333-59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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

                                           PARKER & PARSLEY 83-B, LTD.

                                     By:   Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated:  August 7, 2001               By:    /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer