Form 10-Q
period 2001-09-30
PARKER & PARSLEY 83-B LTD
filed 2001-11-08
CIK 743457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001



                          Commission File No. 2-81398B


                           PARKER & PARSLEY 83-B, LTD.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

                      Texas                                   75-1907245
    --------------------------------------------         ---------------------
          (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                Identification Number)


5205 N. O'Connor Blvd., Suite 1400, Irving, Texas                75039
-------------------------------------------------            -------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 83-B, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2001 and
               December 31, 2000......................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2001 and 2000................    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2001................................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2001 and 2000.............................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    8


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K..........................   12

            Signatures................................................   13

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                  September 30,   December 31,
                                                      2001            2000
                                                  ------------    ------------
                                                   (Unaudited)
                 ASSETS

Current assets:
   Cash                                           $    397,455    $    224,865
   Accounts receivable - oil and gas sales             205,714         369,349
                                                   -----------     -----------
         Total current assets                          603,169         594,214
                                                   -----------     -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             18,508,128      18,957,070
Accumulated depletion                              (16,943,709)    (17,248,214)
                                                   -----------     -----------
         Net oil and gas properties                  1,564,419       1,708,856
                                                   -----------     -----------
                                                  $  2,167,588    $  2,303,070
                                                   ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $     73,898    $     39,862

Partners' capital:
   General partners                                    296,159         316,574
   Limited partners (23,370 interests)               1,797,531       1,946,634
                                                   -----------     -----------
                                                     2,093,690       2,263,208
                                                   -----------     -----------
                                                  $  2,167,588    $  2,303,070
                                                   ===========     ===========



The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                            Three months ended        Nine months ended
                                               September 30,             September 30,
                                         ----------------------    ------------------------
                                            2001         2000         2001          2000
                                         ---------    ---------    ----------    ----------
Revenues:
  Oil and gas                            $ 445,417    $ 620,233    $1,531,987    $1,716,120
  Interest                                   3,049        6,307        10,989        15,396
  Gain on disposition of assets             28,178          -          39,101         5,351
                                          --------     --------     ---------     ---------
                                           476,644      626,540     1,582,077     1,736,867
                                          --------     --------     ---------     ---------
Costs and expenses:
  Oil and gas production                   323,489      221,858       908,472       701,985
  General and administrative                13,667       21,699        50,094        56,487
  Impairment of oil and gas properties      74,068          -          74,068           -
  Depletion                                 33,320       26,120        85,287        78,451
  Abandoned property                        30,388          -          30,388           -
                                          --------     --------     ---------     ---------
                                           474,932      269,677     1,148,309       836,923
                                          --------     --------     ---------     ---------
Net income                               $   1,712    $ 356,863    $  433,768    $  899,944
                                          ========     ========     =========     =========
Allocation of net income (loss):
  General partners                       $  16,944    $  93,908    $  131,732    $  237,202
                                          ========     ========     =========     =========
  Limited partners                       $ (15,232)   $ 262,955    $  302,036    $  662,742
                                          ========     ========     =========     =========
Net income (loss) per limited
  partnership interest                   $    (.66)   $   11.25    $    12.92    $    28.36
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                          General       Limited
                                          partners      partners       Total
                                         ----------    ----------    ----------


Balance at January 1, 2001               $  316,574    $1,946,634    $2,263,208

    Distributions                          (152,147)     (451,139)     (603,286)

    Net income                              131,732       302,036       433,768
                                          ---------     ---------     ---------

Balance at September 30, 2001            $  296,159    $1,797,531    $2,093,690
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

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine months ended
                                                             September 30,
                                                       ----------------------
                                                          2001         2000
                                                       ---------    ---------
Cash flows from operating activities:
  Net income                                           $ 433,768    $ 899,944
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Impairment of oil and gas properties              74,068          -
        Depletion                                         85,287       78,451
        Gain on disposition of assets                    (39,101)      (5,351)
  Changes in assets and liabilities:
        Accounts receivable                              163,635      (49,392)
        Accounts payable                                  51,536       22,414
                                                        --------     --------
          Net cash provided by operating activities      769,193      946,066
                                                        --------     --------
Cash flows from investing activities:
  Additions to oil and gas properties                    (14,918)      (7,644)
  Proceeds from asset dispositions                        21,601        5,358
                                                        --------     --------
          Net cash provided by (used in)
            investing activities                           6,683       (2,286)
                                                        --------     --------
Cash flows used in financing activities:
  Cash distributions to partners                        (603,286)    (926,425)
                                                        --------     --------
Net increase in cash                                     172,590       17,355
Cash at beginning of period                              224,865      244,091
                                                        --------     --------
Cash at end of period                                  $ 397,455    $ 261,446
                                                        ========     ========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

Note 1.     Organization and nature of organization

Parker & Parsley 83-B, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustment which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $74,068 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Note 4.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $4,925,037 of which $3,614,524 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If a majority of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 11% to $1,531,987 for the nine months ended September 30, 2001 as compared to $1,716,120 for the same period in 2000. The decrease in revenues resulted from lower average prices received for oil and a decline in production, offset by higher average prices received for gas and natural gas liquids ("NGLs"). For the nine months ended September 30, 2001, 35,211 barrels of oil, 16,529 barrels of NGLs and 82,726 mcf of gas were sold, or 65,528 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 38,681 barrels of oil, 23,453 barrels of NGLs and 103,116 mcf of gas were sold, or 79,320 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.59, or 6%, from $28.77 for the nine months ended September 30, 2000 to $27.18 for the same period in 2001. The average price received per barrel of NGLs increased $.10, or 1%, from $14.82 during the nine months ended September 30, 2000 to $14.92 for the same period in 2001. The average price received per mcf of gas increased 60% from $2.48 for the nine months ended September 30, 2000 to $3.97 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Gains on disposition of assets of $39,101 and $5,351 were recognized during the nine months ended September 30, 2001 and 2000, respectively. During the period ended 2001, salvage income of $10,923 was received from a well that was plugged and abandoned in the prior year and $28,178 was recognized from salvage income on one plugged and abandoned well in the current period. A gain of $5,351 recognized during the period ended 2000 was from equipment credits on a fully depleted well. Abandoned property costs of $30,388 were incurred to plug and abandon one well during the nine months ended September 30, 2001.

Costs and Expenses:

Total costs and expenses increased to $1,148,309 for the nine months ended September 30, 2001 as compared to $836,923 for the same period in 2000, an increase of $311,386, or 37%. This increase was due to increases in production costs, the impairment of oil and gas properties, abandoned property costs and depletion, offset by a decline in general and administrative expenses ("G&A").

Production costs were $908,472 for the nine months ended September 30, 2001 and $701,985 for the same period in 2000 resulting in a $206,487 increase, or 29%. This increase was primarily due to additional well maintenance and workover costs incurred to stimulate well production and higher ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 11% from $56,487 for the nine months ended September 30, 2000 to $50,094 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $74,068 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Depletion was $85,287 for the nine months ended September 30, 2001 as compared to $78,451 for the same period in 2000, representing an increase of $6,836, or 9%. This increase was attributable to a decrease in proved reserves during the period ended September 30, 2001 due to lower commodity prices as compared to the same period in 2000, offset by a decline in oil production of 3,470 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000 and a decline in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 2000.

Three months ended September 30, 2001 compared with three months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 28% to $445,417 for the three months ended September 30, 2001 as compared to $620,233 for the same period in 2000. The decrease in revenues resulted from lower average prices received and a decline in production. For the three months ended September 30, 2001, 12,133 barrels of oil, 5,770 barrels of NGLs and 26,522 mcf of gas were sold, or 22,323 BOEs. For the three months ended September 30, 2000, 12,754 barrels of oil, 7,440 barrels of NGLs and 32,864 mcf of gas were sold, or 25,671 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $4.45, or 14%, from $30.78 for the three months ended September 30, 2000 to $26.33 for the same period in 2001. The average price received per barrel of NGLs decreased $4.66, or 28%, from $16.38 during the three months ended September 30, 2000 to $11.72 for the same period in 2001. The average price received per mcf of gas decreased 32% from $3.22 for the three months ended September 30, 2000 to $2.20 for the same period in 2001.

Gain on disposition of assets of $28,178 was recognized during the three months ended September 30, 2001 from salvage income received on one well plugged and abandoned during the current period. Abandoned property costs of $30,388 were incurred during the three months ended September 30, 2001 to plug and abandon this well.

Costs and Expenses:

Total costs and expenses increased to $474,932 for the three months ended September 30, 2001 as compared to $269,677 for the same period in 2000, an increase of $205,255, or 76%. This increase was due to increases in production costs, the impairment of oil and gas properties, abandoned property costs and depletion, offset by a decline in G&A.

Production costs were $323,489 for the three months ended September 30, 2001 and $221,858 for the same period in 2000 resulting in a $101,631 increase, or 46%. The increase was primarily due to additional well maintenance costs incurred to stimulate well production and higher ad valorem taxes.

During this period, G&A decreased 37% from $21,699 for the three months ended September 30, 2000 to $13,667 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

The Partnership recognized a non-cash impairment provision of $74,068 related to its proved oil and gas properties during the three months ended September 30, 2001.

Depletion was $33,320 for the three months ended September 30, 2001 as compared to $26,120 for the same period in 2000, representing an increase of $7,200, or 28%. This increase was attributable to a decrease in proved reserves during the period ended September 30, 2001 as a result of lower commodity prices as compared to the same period in 2000, offset by a decline in oil production of 621 barrels for the three months ended September 30, 2001 as compared to the same period in 2000 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $176,873 during the nine months ended September 30, 2001 from the same period ended September 30, 2000. This decrease was due to an increase in production costs of $206,487, a reduction in oil and gas receipts of $188,540 and an increase in abandoned property costs of $30,388, offset by reductions in working capital of $242,149 and G&A expenses of $6,393. The decrease in oil and gas receipts resulted from a decline in oil commodity prices of $61,185 during 2001 and a decline in production of $278,525 during 2001 as compared to the same period in 2000, offset by an increase in gas and NGL commodity prices of $151,170. The increase in production costs was primarily due to additional well maintenance and workover costs incurred to stimulate well production and higher ad valorem taxes. The decrease in G&A was primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during for the nine months ended September 30, 2001 and 2000 included expenditures related to equipment upgrades on active properties.

Proceeds from asset dispositions of $21,601 and $5,358 were recognized during the nine months ended September 30, 2001 and 2000, respectively. The proceeds recognized during the period in 2001 was due to $10,923 from salvage income on a well plugged and abandoned in the prior year and $10,678 from salvage income on a well abandoned in the current year. The proceeds recognized during the period in 2000 was due to equipment credits on a fully depleted well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $603,286, of which $152,147 was distributed to the general partners and $451,139 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $926,425, of which $232,937 was distributed to the general partners and $693,488 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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

                                            PARKER & PARSLEY 83-B, LTD.

                                    By:     Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 8, 2001            By:     /s/ Rich Dealy
                                            ---------------------------------
                                            Rich Dealy, Vice President and
                                              Chief Accounting Officer